Form 10-Q
period 1996-09-30
SMARTALK TELESERVICES INC
filed 1996-12-09
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996             Commission File No. 0-21579


                          SMARTALK TELESERVICES, INC.
                            _______________________



   Incorporated under the laws                     IRS Employer Identification
        of California                                     No. 95-4502740



                          1640 S. Sepulveda Boulevard
                                   Suite 500


                         Los Angeles, California 90025


                            Telephone:  310-444-8800



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [_]      No [X]*

* The Registrant has not been subject to such filing requirements for the past 90 days


Indicate the number of shares outstanding of each of the issuer's classes of common stock at December 6, 1996:

                       Voting, No par value:  12,824,834

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SMARTALK TELESERVICES, INC.

BALANCE SHEETS  (UNAUDITED)


                                                                                                       As of
                                                                                         --------------------------------------
                                                                                         December 31,             September 30,
                                                                                             1995                      1996
                                                                                         ------------             -------------
                                         ASSETS
                                         ------

Current assets:
     Cash and cash equivalents                                                           $ 2,115,351              $   256,619
     Trade accounts receivable (less allowance for doubtful
      accounts of $11,460 and $87,866, respectively)                                         224,974                1,731,899
     Inventories                                                                             718,045                  613,250
     Other current assets                                                                    759,718                  769,292
     Prepaid expenses                                                                          3,078                  100,444
                                                                                         -----------              -----------
      Total current assets                                                                 3,821,166                3,471,504

Non-current assets:
     Deposits                                                                                 16,100                   79,425
     Other non-current assets                                                                     --                  318,577
     Property and equipment, net                                                               4,486                  623,494
                                                                                         -----------              -----------
      Total assets                                                                       $ 3,841,752              $ 4,493,000
                                                                                         ===========              ===========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT
                          ------------------------------------

Current liabilities:
     Accounts payable                                                                    $   923,900              $ 2,753,319
     Deferred revenue                                                                      3,696,515                3,751,944
     Accrued marketing costs                                                                 381,429                  155,070
     Other accrued expenses                                                                  219,682                  573,782
     Note payable and current portion of long-term debt                                           --                1,555,305
                                                                                         -----------              -----------
      Total current liabilities                                                            5,221,526                8,789,420
Long-term debt less current portion                                                               --                2,656,752
                                                                                         -----------              -----------
      Total liabilities                                                                    5,221,526               11,446,172
                                                                                         -----------              -----------
Shareholders' deficit:
     Common stock, no par value; authorized 35,000,000 shares;
      8,824,834 shares issued and outstanding                                                315,000                  315,000
     Additional paid in capital                                                                   --                   24,000
     Common stock subscribed                                                                (300,000)                      --
     Accumulated deficit                                                                  (1,394,774)              (7,292,172)
                                                                                         -----------              -----------
      Total shareholders' deficit                                                         (1,379,774)              (6,953,172)
                                                                                         -----------              -----------
      Total liabilities and shareholders' deficit                                        $ 3,841,752              $ 4,493,000
                                                                                         ===========              ===========



  The accompanying notes are an integral part of these financial statements.

SMARTALK TELESERVICES, INC.

STATEMENTS OF OPERATIONS  (UNAUDITED)

                               Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                               ----------------------------    ----------------------------
                                   1995            1996           1995            1996
                               ----------       -----------    ----------     ------------
Revenue                         $ 185,900       $ 4,588,844     $ 227,638      $ 8,266,864
Cost of revenue                   129,858         3,459,440       159,769        6,201,555
                                ---------       -----------     ---------      -----------
     Gross profit                  56,042         1,129,404        67,869        2,065,309
Sales and marketing               194,671         1,199,140       367,913        2,842,566
General and administrative         46,249         1,010,184       170,271        2,469,477
                                ---------       -----------     ---------      -----------
     Operating loss              (184,878)       (1,079,920)     (470,315)      (3,246,734)
Interest income                        64             3,431            64           28,503
Interest expense                    1,596            85,695         1,596          215,139
                                ---------       -----------     ---------      -----------
     Loss before income taxes    (186,410)       (1,162,184)     (471,847)      (3,433,370)
Provision for income taxes            --                --            --               --
                                ---------       -----------     ---------      -----------
     Net loss                   $(186,410)      $(1,162,184)    $(471,847)     $(3,433,370)

Net loss per share              $   (0.02)      $     (0.12)    $   (0.05)     $     (0.37)
                                =========       ===========     =========      ===========
Weighted average number of
 shares                         9,335,348         9,335,348     9,335,348        9,335,348
                                =========       ===========     =========      ===========

  The accompanying notes are an integral part of these financial statements.

SMARTALK TELESERVICES, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                             ADDITIONAL
                                        COMMON STOCK          PAID IN           STOCK       ACCUMULATED
                                     SHARES     AMOUNT        CAPITAL       SUBSCRIPTION      DEFICIT            TOTAL
                                   ---------   ---------     ----------     ------------    -----------       -----------
December 31, 1994                  4,941,904   $   5,000     $       --     $         --    $   (65,472)      $   (60,472)
Shares issued                      1,235,481     310,000             --               --             --           310,000
Stock subscribed                   2,647,449          --             --         (300,000)            --          (300,000)
Net loss                                  --          --             --               --     (1,329,302)       (1,329,302)
                                   ---------   ---------     ----------     ------------    -----------       -----------
December 31, 1995                  8,824,834     315,000             --         (300,000)    (1,394,774)       (1,379,774)
                                   ---------   ---------     ----------     ------------    -----------       -----------
Funds received from stock
 subscription                             --          --             --          300,000             --           300,000
Purchase of assets of related
  entity                                  --          --             --               --     (2,464,028)       (2,464,028)
Compensation under stock options
  issued                                  --          --         24,000               --             --            24,000
Net loss                                  --          --             --               --     (3,433,370)       (3,433,370)
                                   ---------   ---------     ----------     ------------    -----------       -----------
September 30, 1996                 8,824,834   $ 315,000     $   24,000     $         --    $(7,292,172)      $(6,953,172)
                                   =========   =========     ==========     ============    ===========       ===========




  The accompanying notes are an integral part of these financial statements.

SMARTALK TELESERVICES, INC.

STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                               Nine Months Ended
                                                 September 30
                                           --------------------------
                                             1995            1996
                                           ---------      -----------
Cash flows from operating activities:
    Net loss                               $(471,847)     $(3,433,370)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating
 activities:
    Depreciation                                 --            51,801
    Compensation expense associated
     with stock options issued                   --            24,000
    Changes in assets and liabilities
     which increase (decrease) cash:
         Accounts receivable                (394,388)      (1,506,925)
         Receivable from related party         3,400              --
         Inventories                        (321,858)         104,795
         Other current assets               (109,645)          (9,575)
         Prepaid expenses                     (9,774)         (97,366)
         Deposits                                --           (63,325)
         Other non-current assets                --          (318,577)
         Accounts payable                    454,057        1,829,419
         Deferred revenue                    535,433           55,429
         Accrued marketing costs             (37,061)        (226,359)
         Other accrued expenses              387,266          354,100
                                           ---------      -----------
            Net cash provided (used)
             by operating activities          35,583       (3,235,953)

Cash flows from investing activities:
    Purchase of LCN, net of equipment
     acquired                                    --          (464,027)
    Capital expenditures                         --          (545,809)
                                           ---------      -----------
            Net cash used by
             investing activities                --        (1,009,836)

Cash flows from financing activities:
    Common stock proceeds                        --           300,000
    Note payable to shareholder               42,900              --
    Note payable to related party                --         1,200,000
    Revolving line of credit with
     related party                               --           500,000
    Revolving line of credit with a bank         --           210,000
    Term loan with related party                 --           250,000
    Payment on subordinated term note
     with LCN                                    --           (22,943)
    Payment on term loan with Pacific
     Bell Information Services                   --           (50,000)
                                           ---------      -----------
            Net cash provided by
              financing activities            42,900        2,387,057

Increase (decrease) in cash and cash
 equivalents                                  78,483       (1,858,732)
Cash and cash equivalents at beginning
 of period                                       391        2,115,351
                                           ---------      -----------
Cash and cash equivalents at end of
 period                                    $  78,874      $   256,619
                                           =========      ===========
Supplemental disclosure of cash flow
 information:
Cash paid for interest                     $   1,596      $   215,139
                                           =========      ===========
Note payable issued for LCN purchase       $     --       $ 2,000,000
                                           =========      ===========
Purchase of VoiceChoice Platform
 through issuance of note payable          $     --       $   125,000
                                           =========      ===========

   The accompanying notes are an integral part of these financial statements.

SMARTALK TELESERVICES, INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.   BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements are unaudited, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to certain rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1995 and other information included in the Company's Registration Statement on Form S-1 and the amendments thereto ("Form S-1") as filed with the Securities and Exchange Commission.

2.   SUBSEQUENT EVENT

On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's outstanding loans except for a revolving credit facility with Southern California Bank.

3.   DIVIDENDS

There were no dividends declared or paid for the nine months ended September 30, 1996 or 1995.

4.   STOCK SPLIT AND NET LOSS PER SHARE

On February 15, 1996, the Company's board of directors declared a 3,500 for 1 stock split distributable on February 13, 1996 to stockholders of record on February 13, 1996. On May 23, 1996, the board of directors declared a 2.51 for 1 stock split distributable on May 23, 1996 to shareholders of record on that date. On August 15, 1996, the Company effected a 0.5625 reverse stock split distributable on August 15, 1996 to shareholders of record on that date. In the accompanying statements, per share amounts and numbers of shares have been restated to reflect the stock splits. Net loss per share is based on the weighted average number of common shares and common stock equivalents outstanding during each period, after retroactive adjustment for the stock splits. Pursuant to requirements of the Securities and Exchange Commission, shares related to stock sold and options issued subsequent to August 15, 1995 have been shown as outstanding for all periods presented.

SMARTALK TELESERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

     SmarTalk provides convenient, easy to use, cost-effective telecommunications products and services to individuals and businesses primarily through its "SmarTalk Card". The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling and outbound international long distance calling to more than 150 countries, as well as enhanced features such as sequential calling, speed dial and message delivery. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

     SmarTalk services are delivered through proprietary switching, application and database access software which run on two interactive call processing SmarTalk platforms, one of which, the "VoiceChoice Platform", the Company owns. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

     SmarTalk's revenue originates from (i) Company and co-branded phone card sales through retailers, (ii) recharges of existing phone cards, (iii) cards sold for promotional marketing campaigns, (iv) corporate sales to businesses and
(v) certain services provided to one of the Company's strategic partners.

     Under sales agreements with the majority of retailers, the Company sells cards to the retailer at a set price with normal credit terms. The Company generally invoices the retailer upon shipment, recognizing deferred revenue. The Company recognizes revenue and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time. The Company also recognizes deferred revenue upon recharge of existing phone cards and recognizes the revenue upon the usage or expiration of the recharge minutes.

     The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering, which is now listed on the NASDAQ national stock market. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's indebtedness except for a revolving credit facility with Southern California Bank.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue. Revenue increased to $8,266,864 for the nine months ended September 30, 1996 from $227,638 for the nine months ended September 30, 1995. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed and greater brand awareness and consumer acceptance. Revenue generated from recharges comprised approximately 10% of total revenue for the nine months ended September 30, 1996 compared to 5.1% for the comparable period in 1995. This increase in recharge revenue is due to a greater number of SmarTalk cards eligible for recharge in the marketplace. In addition, $2,682,897 of revenue for the nine months ended September 30, 1996, was attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. The

Company recognizes revenue under this agreement based on minute usage, which is consistent with the manner in which the Company recognizes revenue on cards sold to retailers.

     Cost of Revenue. Cost of revenue increased to $6,201,555 for the nine months ended September 30, 1996 from $159,769 for the nine months ended September 30, 1995. The increase was primarily attributable to greater use of the Company's services. The gross profit percentage for the nine months ended September 30, 1996 was 25% as compared to 29.8% for the nine months ended September 30, 1995. The gross margin percentage decreased primarily due to the lower gross margin associated with the above-mentioned distribution and processing agreement and the costs associated with operating the VoiceChoice platform which was purchased on June 15, 1996. Transport costs constituted a greater percentage of cost of revenue in the 1996 period as the fulfillment and card cost percentage declined.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $2,842,566 or (34.3% of revenue) for the nine months ended September 30, 1996 from $367,913 (or 162% of revenue) for the nine months ended September 30, 1995. The increase in dollar amount was primarily due to commissions paid to sales representatives generally and to retailers for recharges, as well as the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and free promotional goods. The decrease as a percentage of revenue was due to increased revenue growth in 1996.

     General and Administrative Expenses. General and administrative expenses increased to $2,469,477 (or 29.9% of revenue) for the nine months ended September 30, 1996 from $170,271 (or 74.8% of revenue) for the nine months ended September 30, 1995. The increase in dollar amount was primarily due to the addition of personnel and costs associated with the growth in the company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1996. General and administrative costs for the nine months ended September 30, 1996 included rent associated with the Company's move into a new office on March 1, 1996, VISA and MasterCard processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses. General and administrative costs for the nine months ended September 30, 1995 primarily included expenses related to establishing regulatory compliance in all 50 states, the cost of developing the Company's product and packaging concept, and costs to file documentation related to the procurement of corporate servicemarks and patents.

     Interest Expense. Net interest expense, net of interest income for the nine months ended September 30, 1996 was $186,636 as compared to $1,532 for the nine months ended September 30, 1995. This increase was due to an increase in debt financing in 1996.

     Income Taxes. The Company had losses for the nine months ended September 30, 1996 and 1995. Accordingly, there was no provision for income taxes.

     Net Loss. As a result of the above items, net loss increased to $3,433,370 for the nine months ended September 30, 1996 from $471,847 for the nine months ended September 30, 1995.

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1995

     Revenue. Revenue increased to $4,588,844 for the quarter ended September 30, 1996 from $185,900 for the third quarter ended September 30, 1995. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the company's product is distributed and greater brand awareness and consumer acceptance. Revenue generated from recharges increased significantly and comprised approximately 9.8% of total revenue for the quarter ended September 30, 1996 and 5.3% for the same quarter in 1995. This increase in recharge revenue is due to a greater number of SmarTalk cards eligible for recharge in the marketplace. In addition, $2,222,897, or approximately 48.4% of revenue for the third quarter ended September 30, 1996, was earned under a distribution and processing agreement entered into on June 1, 1996 with West Interactive. The Company recognizes revenue under this agreement based on minute usage, which is consistent with the manner in which the Company recognizes revenue on cards sold to retailers.

     Cost of Revenue. Cost of revenue increased to $3,459,440 for the third quarter ended September 30, 1996 from $129,858 for the quarter ended September 30, 1995. The increase was primarily attributable to greater use of the Company's services. The gross profit percentage for the third quarter ended September 30, 1996 was 24.6% as compared to 30.1% for the quarter ended September 30, 1995. Gross margin decreased primarily due to the lower gross margin associated with the above mentioned distribution and processing agreement and the costs associated with operating the VoiceChoice platform which was purchased on June 15, 1996. Transport costs constituted a greater percentage of cost of revenue in the 1996 period as the fulfillment and card cost percentage declined.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $1,199,140 (or 26.1% of revenue) for the quarter ended September 30, 1996 from $194,671 (or 105% of revenue) for the quarter ended September 30, 1995. The increase in dollar amount was primarily due to commissions paid to sales representatives generally and to retailers for recharges, as well as the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and free promotional goods. The decrease as a percentage of revenue was due to increased revenue growth in 1996.

     General and Administrative Expenses. General and administrative expenses increased to $1,010,184 (or 22% of revenue) for the quarter ended September 30, 1996 from $46,249 (or 24.8% of revenue) for the third quarter ended September 30, 1995. The increase in dollar amount was primarily due to the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1996. General and administrative costs for the quarter ended September 30, 1996 included rent associated with the Company's move into a new office on March 1, 1996, VISA and MasterCard processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses. General and administrative costs for the quarter ended September 30, 1995 primarily included expenses related to establishing regulatory compliance in all 50 states, the cost of developing the Company's product and packaging concept, and costs to file documentation related to the procurement of corporate servicemarks and patents.

     Interest Expense. Net interest expense, net of interest income for the third quarter ended September 30, 1996 was $82,264 as compared to $1,532 for the quarter ended September 30, 1995. The increase was due to an increase in debt financing in 1996.

     Income Tax. The Company had losses for the quarters ended September 30, 1996 and 1995. Accordingly, there was no provision for income taxes.

     Net Loss. As a result of the above items, net loss increased to $1,162,184 for the quarter ended September 30, 1996 from $186,410 for the quarter ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering, which is now listed on the NASDAQ national stock market. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's outstanding loans except for a revolving credit facility with Southern California Bank.

From inception through September 30, 1996, the Company has funded operations primarily from cash generated by operations and borrowings under its debt agreements. The Company's operating activities used net cash of $3,235,953 for the nine months ended September 30, 1996. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail distribution channel.

In September 1996, the Company entered into a revolving line of credit with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by a first priority lien on substantially all of the Company's assets. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance, is at the prime rate (as published in the Wall Street Journal) plus 2.375%. Interest payments are due monthly with the Company being required to make a minimum interest payment of $4,429 per month for one year. If the line of credit is paid off prior to one year, the remaining minimum monthly payments become due and payable. The SCB Line of Credit will become due and payable September 1, 1997. As of December 6, 1996, there was $510,000 outstanding pursuant to the SCB Line of Credit.

The Company believes that the proceeds from the Offering, together with the funds anticipated to be generated from operations, will be sufficient to finance the Company's operations for the next 18 months.

                          SMARTALK TELESERVICES, INC.

                          PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)    Exhibits required by Item 601 of Regulation S-K.

                    3.1 Amended and Restated Articles of Incorporation of SmarTalk TeleServices, Inc. (Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-1, filed September 25, 1996. Registration No. 333-10391 as Exhibit 3.1 thereof)

                    3.2 Amended and Restated Bylaws of Incorporation of SmarTalk TeleServices, Inc. (Incorporated by reference from Amendment No. 1 to the Registration Statement on Form S-1, filed September 25, 1996, Registration No. 333-10391 as Exhibit 3.2 thereof)

                    4.1 Registration Rights Agreement (Incorporated by reference from the Registration Statement on Form S-1, filed August 18, 1996, Registration No. 333-10391 as Exhibit 4.1 thereof)

                   27.1     Financial Data Schedule

            (b)    Reports on Form 8-K

                   There were no reports on Form 8-K filed by the Company for the three months ended September 30, 1996

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SmarTalk TeleServices, Inc.
                                            ---------------------------
                                                     (Registrant)



Date:  December 6, 1996                By:  /s/ Andrew Folck
                                            ---------------------------
                                                Andrew Folck
                                                Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------
    3.1              Amended and Restated Articles of Incorporation of SmarTalk TeleServices,  Inc.
                     (Incorporated by reference from the Registration Statement on Form S-1, filed August
                     18, 1996, Registration No. 333-10391 as Exhibit 4.1 thereof).

    3.2              Amended and Restated Bylaws of Incorporation of SmarTalk TeleServices, Inc.
                     (Incorporated by reference from Amendment No. 1 to the Registration Statement on
                     Form S-1, filed September 25, 1996, Registration No. 333-10391 as Exhibit 3.2
                     thereof).

    4.1              Registration Rights Agreement (Incorporated by reference from the Registration
                     Statement on Form S-1, filed August 18, 1996, Registration No. 333-10391 as Exhibit
                     4.1 thereof).

   27.1              Financial Data Schedule