Form 10-K405
period 1996-12-31
SMARTALK TELESERVICES INC
filed 1997-03-31
CIK 1018730

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number: 0-21579

                           SMARTALK TELESERVICES, INC.
             (Exact name of registrant as specified in its charter)

                  California                              95-4502740
         (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)                Identification No.)

    1640 South Sepulveda Boulevard, Suite 500, Los Angeles, California 90025
           (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (310) 444-8800

Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 25, 1997, was $68,267,205 based on the last sale price on the NASDAQ Stock Market ("NASDAQ") on that date.

     As of March 25, 1997, 12,959,679 shares of the registrant's Common Stock were outstanding.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of SmarTalk's proxy statement for the annual meeting of shareholders to be held on May 15, 1997, to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after the end of the Company's fiscal year ended December 31, 1996, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------


PART I

ITEM I.  BUSINESS
-------  --------

         The Company
         -----------

              SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company"), was incorporated as a California corporation in 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of the Company's common stock, no par value (the "Common stock") stock in a public offering, which is listed on the NASDAQ national stock market under the ticker symbol SMTK. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. Certain shareholders of the Company, pursuant to an agreement with the underwriters, sold an additional 200,000 shares of the Company's Common Stock.

              The Company provides convenient, easy-to-use, "cost-effective" telecommunications products and services to individuals and businesses primarily through its SmarTalk TeleServices Card (the "SmarTalk Card"). The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, speed dial and message delivery. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed. The Company also made available conference calling and content delivery services in 1996, which services the Company is currently beginning to market. The Company is in the process of rolling out other enhanced services including voice mail and fax mail.

              SmarTalk's revenue originates from (i) Company and co-branded phone card sales through retailers, (ii) recharges of existing phone cards, (iii) cards sold for promotional marketing campaigns, (iv) corporate sales to businesses (Corporate Advantage Program) and (v) prepaid phone card services provided to West Interactive Corporation, one of the Company's strategic partners.

              SmarTalk's primary marketing and distribution focus is to target individuals and small businesses through major national and regional retailers. Currently, the SmarTalk Card is sold or has contracted to sell at selected retail locations throughout the U.S., including locations operated by the following leading retailers:
         American Drug (which includes Jewel/Osco Combo Stores, Osco Drug Stores, Sav-On Drug Stores and Acme Grocery), Bergen Brunswig Drug Company (Good Neighbor Pharmacies), Best Buy, Bradlees, Builders Square, Dayton's, Fedco, Foley's Department Stores, The Good Guys, Hills Department Stores, Hudson's, Marshall Field's, Office Depot, Pamida, Penn Daniels, Robinsons-May, Service Merchandise, Staples, Thrifty Oil, and Venture Stores. SmarTalk also markets its services directly to customers through direct response sales which include recharge sales and sales generated through print, direct mail and, in the future, Internet and television advertising; and directly to business customers.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

                 In February 1997, the Company launched a new pre-subscribed "1+" long distance service which is retailed at Office Depot and in various stages of development with other retailers. This new product allows the retailer to offer 1+ long distance services.

                 The Company primarily operates in one industry segment which is prepaid telecommunications products and services and has no subsidiaries. The Company's principal executive offices are located at 1640 Sepulveda Boulevard, Suite 500, Los Angeles, California 90025, and its telephone number is (310) 444-8800.

           Industry Overview
           -----------------

                 The $67.4 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI and Sprint, which together generated approximately 82.7% of the aggregate revenues of all U.S. long distance interexchange carriers in 1994. While industry revenues have grown at a compound annual rate of 5.6% since 1984, the revenues of carriers other than AT&T, MCI and Sprint have grown at a compound annual rate of 27.8% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI and Sprint has grown from 2.6% in 1984 to 17.3% in 1994. During the same period, the market share of AT&T declined from 90.1% to 55.2%.

                  The domestic prepaid phone card industry has grown significantly in recent years. Prepaid phone card revenues in the U.S. have grown from an estimated $20 million in 1990 to an estimated $1 billion in 1996, making prepaid phone services one of the fastest growing segments of the telecommunications industry. Industry sources project the total U.S. prepaid phone card market to reach $2.5 billion in 2000.

                  According to industry sources, the number of companies marketing prepaid phone cards has grown from approximately 75 companies in 1994 to over 500 companies in 1996. In addition, companies have begun to couple long distance services with other enhanced features. In contrast to producers of prepaid phone cards that were established to serve the collectible or promotional market only or that provide long distance service only, the Company markets and distributes the SmarTalk Card and services with specific focus on retail distribution channels.

           Acquisitions/Dispositions
           -------------------------

                 In January 1996, the Company entered into an agreement to purchase certain of the fixed assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole shareholder is the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in a manner similar to a capital distribution.

           Raw Materials
           -------------

                 Customers' calls are carried by AT&T (accessed through West Interactive Corporation) and MCI. The Company obtains long distance services pursuant to supply agreements with MCI and West Interactive Corporation. The Company uses

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

           various vendors to manufacture its plastic phone cards. Management believes the supply of raw materials is adequate to meet the Company's needs.


           Patents and Trademarks
           ----------------------

                 The Company holds all patents, trademarks, and all other similar licenses and rights to intellectual property which it believes are material to the conduct of its business.

           Seasonality
           -----------

                 The Company experiences increased usage of its products and services during major holidays such as Christmas and Mother's Day. Christmas day was the Company's highest use day in 1996 and 1995.

           Dependence on Major Customers
           -----------------------------

                 Based upon the value of shipments of SmarTalk Cards to retailers ("Retailer Shipment Value"), American Drug Stores accounted for approximately 8% and 78%, respectively, and Office Depot accounted for approximately 12% and 0%, respectively, of the total retailer shipment value for the years ended December 31, 1996 and 1995. No other retailer accounted for more than 10% of retailer shipment value in more than one quarter during either such period. Additionally, prepaid phone card processing sales to West Interactive Corporation, one of the Company's strategic partners, were approximately 37% of year ended December 31, 1996 revenues. The Company provided no services under this arrangement in 1995.

           Backlog
           -------

                 The Company has no backlog.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

           Competition
           -----------

                 The telecommunications services industry is intensely competitive, rapidly evolving and subject to constant technological change. In 1994, there were approximately 75 companies marketing prepaid calling cards. Currently there are more than 500 companies selling prepaid calling cards, and the Company expects competition to increase in the future. As a service provider in the long distance telecommunications industry, the Company competes with three dominant providers, AT&T, MCI and Sprint, all of which are substantially larger and have: greater financial, technical, engineering, personnel and marketing resources; longer operating histories; greater name recognition; and larger customer bases than the Company. These advantages afford the Company's competitors pricing flexibility. Telecommunications services companies may compete for customers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages and may be better situated to negotiate favorable contracts with retailers. Moreover, since there are few, if any, substantial barriers to entry, the Company expects that new competitors are likely to enter the telecommunications market.

                 The ability of the Company to compete effectively in the telecommunications services industry will depend upon the Company's continued ability to provide high quality SmarTalk services at prices generally competitive with, or lower than, those charged by its competitors.

                 The Company attempts to differentiate itself from its competitors by offering an integrated bundle of communications services through advanced telecommunications hardware and proprietary software and distributing these services primarily through retail channels, as well as a growing number of additional distribution channels. The Company believes that its principal competitive advantages are its (i) well-established presence among major national and regional retailers, (ii) advanced telecommunications infrastructure, and (iii) management team, which has extensive marketing and merchandising expertise. The Company believes that the principal competitive factors affecting the market for telecommunications services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The Company believes that it competes effectively in these areas.

                 Recent changes in the regulation of the telecommunications industry may impact the Company's competitive position. The Telecommunications Act of 1996 (the "Telecommunications Act") has effectively opened the long distance market to competition from the Regional Bell Operating Companies ("RBOCs"). The entry of these well-capitalized and well-known entities into the long distance market will likely increase competition for long distance customers. The Telecommunications Act of 1996 also grants the FCC the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of telecommunications services by regulated entities, including the RBOCs, in competition with the Company.

           Research and Development
           ------------------------

                 No material expenditures were required for research and development for the years ended December 31, 1996 and 1995, or the period ended December 31, 1994.

           Government Regulation
           ---------------------

                 The terms and conditions under which the Company provides its services are subject to regulation by the state and federal governments of the U.S. Various international authorities may also seek to regulate the services provided or to be provided by the Company. Federal laws and FCC regulations apply to interstate telecommunications, while state regulatory authorities have jurisdiction over telecommunications that originate and terminate within the same state.

                 The Telecommunications Act will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service and grants the FCC the authority to deregulate other aspects of the telecommunications industry. The Company is classified by the FCC as a non-dominant carrier. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The FCC also has the authority to impose more stringent regulatory requirements on the Company and to change its regulatory classification. The Company has applied for and received all necessary authority from the FCC to provide domestic interstate and international telecommunications service. The Company has been granted authority by the FCC to provide international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such international authority for violations of the Federal Communications Act or its rules.

                 Both domestic and international non-dominant carriers currently must maintain tariffs on file with the FCC. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. Prior to a recent court decision, domestic non-dominant carriers were permitted by the FCC to file tariffs with a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. In reliance on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant domestic carriers, the Company filed reasonable range of rates schedules in its FCC tariff. As an international non-dominant carrier, the Company will be required to include detailed rate schedules in its international tariffs. Resale carriers are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carriers, limit the use of "800" numbers for pay-per-call services, require disclosure of operator services and restrict interlocking directors and management.

                 The intrastate long distance telecommunications operations of SmarTalk are subject to various state laws and regulations, including prior certification, notification and/or registration requirements. In certain states, prior regulatory approval may be required for changes in control of telecommunications operations. The Company is currently subject to varying levels of regulation in the states in which it provides card services (which are generally considered "1+" services by the states). The vast majority of states require SmarTalk to apply for certification to provide telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of the states require SmarTalk to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers and assignments of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. SmarTalk has made all material filings and taken all material actions it believes are necessary to become certified or tariffed to provide intrastate card services to customers throughout the U.S.

           Employees
           ---------

                 As of March 25, 1997, the Company employed 51 persons on a full-time basis. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement. The Company believes that its future success will depend on its ability to attract and retain highly skilled and qualified employees to meet management and other requirements from time to time.

           Plan of Operation
           -----------------

                 SmarTalk intends to devote the majority of its efforts toward expanding its retail distribution channel by expanding the retail customer base and by adding additional points of sale within each store where the SmarTalk Card is sold. In the next 12 months, the Company expects to increase its staff by adding employees to help manage the planned growth of the Company. SmarTalk intends to develop an Internet home page and produce television advertising in an effort to pursue additional direct response opportunities. The Company plans to expand its sales force to include representatives to focus on specialized retailers and corporate clients. As part of its efforts to attract businesses, SmarTalk is currently rolling out voice mail, fax mail and conference calling. The Company anticipates that

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------
           it will spend approximately $2 to $5 million to increase capacity of the SmarTalk platforms as required to handle anticipated usage volume and to provide enhanced features.

           Environmental Protection
           ------------------------

                 The nature of the Company's operations do not present any significant risks to the environment, therefore, no material capital expenditures were or are expected to be required for environmental protection.

ITEM 2.    PROPERTIES
-------    ----------

                 SmarTalk's principal executive offices are located in approximately 8,500 square feet of office space in Los Angeles, California under a lease expiring March 31, 2002. Subsequent to the reporting period, the Company entered into a lease to expand the principal executive office space by an additional space of approximately 4,900 square feet. SmarTalk also leases space to house the VoiceChoice Platform located in San Francisco, California. This lease expires on January 31, 1999. The Company believes its facilities are suitable for their uses and are, in general, adequate for the Company's current needs. The Company believes that lease extensions or replacement space may be obtained for all of its leased facilities upon the expiration of the current lease terms, in most cases, at rates which are not materially higher than those currently in effect.

                 In June 1996, the Company acquired an interactive voice response platform facility known as the VoiceChoice Platform from Pacific Bell Information Services for total consideration of $325,000, plus other consideration including the release of certain contractual obligations of Pacific Bell Information Services to the Company. The purchase price was recorded at $325,000, comprised of $200,000 in cash and a $125,000 note which was repaid in November 1996. The Company was informed by Pacific Bell Information Services that the platform facility was constructed in 1994 at an original cost of approximately $1,648,000. The assets acquired include multiple switches, inbound and outbound access ports for prepaid and corporate calling services, as well as other voice response applications, high-speed database servers, voice recording hardware and credit card verification software.

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

                 There are no material legal proceedings pending involving the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

                 Not applicable.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------    -----------------------------------------------------------------
           MATTERS
           -------

           Market and Market Prices of Common Stock
           ----------------------------------------

                 SmarTalk's common stock is traded on the national market system of NASDAQ under the ticker symbol SMTK. Trading in the Company's stock began on October 23, 1996 through an initial public offering. The high and low sales prices of the SmarTalk Common Stock between October 23, 1996 and December 31, 1996 were $18.00 and $11.25, respectively.

                 The closing price on March 25, 1997 was $13.50 per share of Common Stock.

           Approximate Number of Security Holders
           --------------------------------------

                 There were approximately 32 shareholders of record as of March 25, 1997.

           Dividend Policy
           ---------------

                 There were no dividends declared or paid for the years ended December 31, 1996 and 1995. The Company has never declared or paid cash dividends on its Common Stock. The Company intends to retain earnings for working capital to support growth and for general corporate purposes. The Company does not expect to pay any dividends on its Common Stock in the foreseeable future.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA
-------    -----------------------

                                                                                                         From Inception
                                                                    For the Year Ended                   (Oct. 28, 1994)
                                                                       December 31,                          Through
                                                        -------------------------------------------        December 31,
                                                               1996                    1995                    1994
                                                        -------------------     -------------------    -------------------

   Revenue                                              $15,021,060             $    453,916           $          444

   Loss from operations                                 $(3,304,272)            $ (1,331,314)          $      (65,472)

   Loss from operations per common share                      ($.33)                  ($0.14)                  ($0.01)

   Total assets                                         $50,531,420             $  3,841,752           $        4,023

   Debt                                                          --                       --                       --



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

GENERAL

     SmarTalk provides convenient, easy-to-use, "cost-effective" telecommunications products and services to individuals and businesses primarily through the SmarTalk Card. The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, speed dial and message delivery. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

     SmarTalk services are delivered through proprietary switching, application and database access software which run on two interactive call processing platforms (the "SmarTalk Platforms"), one of which, the VoiceChoice Platform, is owned by the Company. The SmarTalk Platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

     The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering on the NASDAQ national stock market. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. In addition, certain shareholders of the Company, pursuant to an agreement with the underwriters, sold an additional 200,000 shares of the Company's Common Stock in the public offering.

     SmarTalk's revenue originates from (i) Company and co-branded phone card sales through retailers, (ii) recharges of existing phone cards, (iii) cards sold for promotional marketing campaigns, (iv) corporate sales to businesses, and (v) prepaid phone card services provided to one of the Company's strategic partners, West Interactive Corporation.

     Under sales agreements with the majority of retailers, the Company sells cards to the retailer at a set price with normal credit terms. The Company generally invoices the retailer upon shipment of the cards. The Company also offers Pay-on-Sale and Pay-on-Activation programs to retailers whereby the retailers are invoiced upon sale to or activation by retailer's customer, respectively. Deferred revenue is recognized when the retailer is invoiced. The Company recognizes revenue and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time. The Company also recognizes deferred revenue upon recharge of existing phone cards and recognizes the revenue upon the usage or expiration of the recharge minutes.

     SmarTalk's cost of revenue consists primarily of the cost of providing the long distance service and related enhanced services as well as the cost of manufacturing and delivering the cards. The cost of providing long distance service represents obligations to carriers that provide minutes of long distance over their networks for use on the Company's product.

     Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk Cards sold by each retailer. These commissions are capitalized and amortized into expense based on the minutes used by the customers. Advertising consists primarily of trade, consumer and co-op advertising, and Manufacturers Development Funds ("MDF"). Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. MDF consists of promotional and marketing funds to access shelf space. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising supplies.

     General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees, and other general expenses. Sales

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

and use taxes for the SmarTalk Platforms are incurred based on customer usage of long distance minutes which are processed through each of the individual platforms.


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

     Revenue. Revenue increased to $15,021,060 for the year ended December 31, 1996 from $453,916 for the year ended December 31, 1995. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance, and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corp. In addition, 11.8% of total revenue at December 31, 1996 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 7.9% for the year ended December 31, 1995. Excluding the revenue from the distribution and processing agreement and from breakage, the recharge percentage is 15.4% and 6.5% for the years ended December 31, 1996 and 1995, respectively. Revenue generated from recharges comprised approximately 7.9% of total revenue for the year ended December 31, 1996 compared to 6.5% for the year ended December 31, 1995. This increase in recharge revenue is due to a greater number of SmarTalk Cards eligible for recharge in the marketplace.

     Cost of Revenue. Cost of revenue increased to $10,198,971 for the year ended December 31, 1996 from $318,686 for the year ended December 31, 1995. The increase was primarily attributable to the increased use of the Company's products and services. The gross profit percentage for the year ended December 31, 1996 was 32.1% as compared to 29.8% for the year ended December 31, 1995. The gross margin percentage increased primarily due to lower transport costs due to the acquisition of the VoiceChoice platform on June 15, 1996 and the Company's ability to recognize breakage revenue.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $4,511,291 (or 30.0% of revenue) for the year ended December 31, 1996 from $842,306 (or 185.6% of revenue) for the year ended December 31, 1995. The decrease as a percentage of revenue was due to increased revenue growth in 1996. The increase in dollar amount was primarily due to the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and promotional goods. Additionally, commission expense was higher in 1996 than in 1995 due to increased sales activity.

     General and Administrative Expenses. General and administrative expenses increased to $3,615,070 (or 24.1% of revenue) for the year ended December 31, 1996 from $624,238 (or 137.5% of revenue) for the year ended December 31, 1995. The increase in dollar amount was primarily due to the addition of personnel, the costs associated with the growth in the Company's business, and the operating costs associated with the VoiceChoice Platform which was purchased

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

June 15, 1996. The decrease as a percentage of revenue was due to increased revenue growth in 1996. Other general and administrative costs for the year ended December 31, 1996 included rent associated with the Company's move into a new office on March 1, 1996, credit card processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses. General and administrative costs for the year ended December 31, 1995 primarily included expenses related to establishing regulatory compliance in all 50 states, the cost of developing the Company's product and packaging concept, and costs to file documentation related to the procurement of corporate servicemarks and patents.

     Interest Income. Interest income, net of interest expense for year ended December 31, 1996 was $191,724 as compared to $2,012 for year ended December 31, 1995. This increase was primarily due to the investment of the proceeds from the initial public offering and the subsequent repayment of all of the Company's debt in November 1996.

     Income Taxes. The Company had losses for the years ended December 31, 1996 and 1995. Accordingly, there was no provision for income taxes.

     Net Loss. As a result of the above items, net loss increased to $3,112,548 for the year ended December 31, 1996 from $1,329,302 for the year ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH THE PERIOD ENDED DECEMBER 31, 1994

     Revenue. Revenue increased to $453,916 for the year ended December 31, 1995 from $444 for the period ended December 31, 1994. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed and greater brand awareness and consumer acceptance. During the period ended December 31, 1994, the Company was primarily engaged in establishing its corporate identity and regulatory compliance in all 50 states and had limited sales of its products. Revenue generated from recharges comprised approximately 6.5% of total revenue for the year ended December 31, 1995 compared to 0% for the period ended December 31, 1994. The recharge feature was not available in 1994.

     Cost of Revenue. Cost of revenue increased to $318,686 for the year ended December 31, 1995 from $716 for the period ended December 31, 1994. The increase was primarily attributable to the increased use of the Company's products and services. The gross profit percentage for the year ended December 31, 1995 was 29.8%. The gross profit percentage and the amount for the period ended December 31, 1994 were not meaningful as the Company had insignificant revenue during this period.

     Sales and Marketing Expenses. Sales and marketing expenses increased to $842,306 for the year ended December 31, 1995 from $1,980 for the period ended December 31, 1994, reflecting increased promotional activity and marketing support to retailers. The increase also

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

reflects an increase in creative and consulting expenses as the Company developed its product advertising as well as its packaging concept. There were no significant promotional expenses or creative and consulting expenses during the period ended December 31, 1994. The limited revenue during the period ended December 31, 1994 makes comparisons to the comparable period in 1995 not meaningful.

     General and Administrative Expenses. General and administrative expenses increased to $624,238 for the year ended December 31, 1995 from $63,220 for the period ended December 31, 1994. The increase was primarily due to the addition of administrative personnel, the associated costs required to manage the growth in the Company's business and nonrecurring startup costs. There were no payroll expenses in the period ended December 31, 1994. Certain of these general and administrative expenses were incurred by LCN during the year ended December 31, 1995 and period ended December 31, 1994 and the Company was billed by LCN. The limited revenue during the period ended December 31, 1994 makes comparisons to the comparable period in 1995 not meaningful.

     Interest Income. Interest income, net of interest expense for the year ended December 31, 1995 was $2,012. Interest income for the year ended December 31, 1995 was derived from returns on short-term cash investments. Interest expense for the year ended December 31, 1995 consisted of interest on intraperiod debt which the Company utilized during 1995. There was no interest expense or income for the period ended December 31, 1994.

     Income Taxes. The Company had losses for the years ended December 31, 1995 and the period ended December 31, 1994. Accordingly, there was no provision for income taxes in these periods.

     Net Loss. As a result of the above items, net loss increased to $1,329,302 for the year ended December 31, 1995 from $65,472 for the period ended
December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering (the "Offering"), pursuant to which the Common Stock is now listed on the NASDAQ national stock market. The Company raised net proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's outstanding loans.

     From inception through December 31, 1996, the Company has funded operations primarily from cash generated by operations, borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $4,762,535 for the year ended December 31, 1996. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail distribution channel.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

     In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with SCB. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance, is at a fixed rate of 7.12%. This credit facility was undrawn at December 31, 1996.

     The Company believes that the proceeds from the Offering, together with the funds anticipated to be generated from operations, will be sufficient to finance the Company's operations for the next 12 months.

SmarTalk TeleService, Inc.
--------------------------------------------------------------------------------

                           SMARTALK TELESERVICES, INC.

                           PART II. OTHER INFORMATION


ITEM 8.    FINANCIAL STATEMENTS
-------    --------------------

Report of Independent Accountants
---------------------------------


To the Board of Directors and Shareholders of SmarTalk TeleServices, Inc.


In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SmarTalk TeleServices, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended and for the period from October 28, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
February 23, 1997
Century City, California

SmarTalk TeleService, Inc.
BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                          December 31,
                                                                          --------------------------------------------
                                                                                 1996                      1995
                                                                          -----------------          -----------------
     ASSETS

Current assets:
   Cash and cash equivalents                                              $      44,830,487          $       2,115,351
   Trade accounts receivable (less allowances for
     doubtful accounts of $89,724 and $11,460, respectively)                      2,254,192                    224,974
   Inventories                                                                      601,020                    718,045
   Prepaid expenses                                                                 327,696                      3,078
   Other current assets                                                           1,682,768                    759,718
                                                                          -----------------          -----------------
          Total current assets                                                   49,696,163                  3,821,166

Non-current assets:
   Property and equipment, net                                                      744,748                      4,486
   Other non-current assets                                                          90,509                     16,100
                                                                          -----------------          -----------------

          Total assets                                                    $      50,531,420          $       3,841,752
                                                                          =================          =================

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                       $       3,527,192          $         923,900
   Deferred revenue                                                               2,699,640                  3,696,515
   Accrued marketing costs                                                          136,931                    381,429
   Other accrued expenses                                                           352,226                    219,682
                                                                          -----------------          -----------------
          Total current liabilities                                               6,715,989                  5,221,526
                                                                          -----------------          -----------------

Commitments (See Note 7)

Shareholders' equity (deficit):
   Preferred stock, no par value; authorized
     10,000,000 shares; no shares issued and outstanding                                 --                         --
   Common stock, no par value; authorized
     100,000,000 shares issued and outstanding
     12,829,459 and 8,824,834 shares, respectively                               50,786,781                    315,000
   Common stock subscribed                                                               --                   (300,000)
   Accumulated deficit                                                           (6,971,350)                (1,394,774)
                                                                          -----------------          -----------------
          Total shareholders' equity (deficit)                                   43,815,431                 (1,379,774)
                                                                          -----------------          -----------------

          Total liabilities and shareholders' equity (deficit)            $      50,531,420          $       3,841,752
                                                                          =================          =================

   The accompanying notes are an integral part of these financial statements.

SmarTalk TeleService, Inc.
STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                                                     From Inception
                                                                                                     (Oct. 28,1994)
                                                            Year Ended December 31,                      Through
                                                  -------------------------------------------          December 31,
                                                         1996                     1995                     1994
                                                  -------------------      ------------------       ------------------

Revenue                                           $        15,021,060      $          453,916       $              444
Cost of revenue                                            10,198,971                 318,686                      716
                                                  -------------------      ------------------       ------------------

     Gross profit (loss)                                    4,822,089                 135,230                     (272)

Sales and marketing                                         4,511,291                 842,306                    1,980
General and administrative                                  3,615,070                 624,238                   63,220
                                                  -------------------      ------------------       ------------------
    Operating loss                                         (3,304,272)             (1,331,314)                 (65,472)

Interest income                                               443,352                   5,290                       --
Interest expense                                              251,628                   3,278                       --
                                                  -------------------      ------------------       ------------------

     Loss before income taxes                              (3,112,548)             (1,329,302)                 (65,472)
Provision for income taxes                                         --                      --                       --
                                                  -------------------      ------------------       ------------------

     Net loss                                     $        (3,112,548)     $       (1,329,302)      $          (65,472)
                                                  ===================      ==================       ==================

Net loss per share                                $              (.31)     $             (.14)      $             (.01)
                                                  ===================      ==================       ==================

Weighted average number of shares                          10,100,375               9,335,348                9,335,348
                                                  ===================      ==================       ==================

   The accompanying notes are an integral part of these financial statements.

SmarTalk TeleService, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

--------------------------------------------------------------------------------


                                         Common Stock
                                  ----------------------------       Stock           Accumulated
                                     Shares          Amount        Subscription        Deficit            Total
                                  -------------   ------------    --------------   --------------    ---------------

Inception (October 28, 1994)
   Shares issued                      4,941,904   $      5,000    $           --               --    $         5,000
   Net loss                                  --             --                --          (65,472)           (65,472)
                                  -------------   ------------    --------------   --------------    ---------------
December 31, 1994                     4,941,904          5,000                --          (65,472)           (60,472)
   Shares issued                      1,235,481        310,000                --               --            310,000
   Shares subscribed                  2,647,449             --          (300,000)              --           (300,000)
   Net loss                                  --             --                --       (1,329,302)        (1,329,302)
                                  -------------   ------------    --------------   --------------    ---------------
December 31, 1995                     8,824,834        315,000          (300,000)      (1,394,774)        (1,379,774)
   Issuance of subscribed
      shares                                 --             --           300,000               --            300,000
   Purchase of assets of related
      entity                                 --             --                --       (2,464,028)        (2,464,028)
   Compensation under stock
      options issued                         --         24,000                --               --             24,000
   Proceeds from sale of
      stock, net of costs             4,000,000     50,439,595                --               --         50,439,595
   Stock options exercised                4,625          8,186                --               --              8,186
   Net loss                                  --             --                --       (3,112,548)        (3,112,548)
                                  -------------   ------------    --------------   --------------    ---------------
December 31, 1996                    12,829,459   $ 50,786,781    $           --       (6,971,350)   $    43,815,431
                                  =============   ============    ==============   ==============    ===============

   The accompanying notes are an integral part of these financial statements.

SmarTalk TeleService, Inc.
STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                                     From Inception
                                                             For The Year Ended December 31,         (Oct. 28, 1994)
                                                         --------------------------------------    Through December 31,
                                                               1996                  1995                  1994
                                                         ---------------        ---------------    -------------------
Cash flows from operating activities:
   Net loss                                              $    (3,112,548)       $    (1,329,302)   $           (65,472)
   Adjustments to reconcile net loss to net cash
   (used) provided by operating activities:
       Depreciation                                               89,820                     --                     --
       Provision for bad debt                                     78,264                 11,425                     35
       Changes in assets and liabilities
          which increase (decrease) cash:
               Trade accounts receivable                      (2,107,482)              (236,167)                  (267)
               Inventories                                       117,025               (718,045)                    --
               Receivable from related party                          --                  3,400                 (3,400)
               Prepaid expenses                                 (324,618)                (3,078)                    --
               Other current assets                             (923,050)              (759,718)                    --
               Other non-current assets                          (74,409)               (16,100)                    --
               Accounts payable                                2,603,292                896,898                 27,002
               Deferred revenue                                 (996,875)             3,696,084                    431
               Accrued marketing costs                          (244,498)               344,367                 37,062
               Other accrued expenses                            132,544                219,682                     --
                                                         ---------------        ---------------    -------------------
                    Net cash (used) provided
                       by operating activities                (4,762,535)             2,109,446                 (4,609)
                                                         ---------------        ---------------    -------------------
Cash flows from investing activities:
       Purchase of LCN, net of equipment acquired               (464,027)                    --                     --
       Capital expenditures                                     (705,083)                (4,486)                    --
                                                         ---------------        ---------------    -------------------
           Net cash used by investing activities              (1,169,110)                (4,486)                    --
                                                         ---------------        ---------------    -------------------
Cash flows from financing activities:
       Common stock proceeds, net                             50,771,781                 10,000                  5,000
       Note payable to related party                           1,200,000                     --                     --
       Revolving line of credit with related party               500,000                     --                     --
       Term loan with related party                              250,000                     --                     --
       Repayment of note payable to related party             (1,200,000)                    --                     --
       Repayment of line of credit with related party           (500,000)                    --                     --
       Repayment of term loan with related party                (250,000)                    --                     --
       Repayment of subordinated term loan to LCN             (2,000,000)                    --                     --
       Repayment of term loan with Pacific Bell
        Systems                                                 (125,000)                    --                     --
                                                         ---------------        ---------------    -------------------
           Net cash from financing activities                 48,646,781                 10,000                  5,000
                                                         ---------------        ---------------    -------------------

Increase in cash and cash equivalents                         42,715,136              2,114,960                    391
Cash and cash equivalents at beginning of period               2,115,351                    391                     --
                                                         ---------------        ---------------    -------------------
Cash and cash equivalents at end of period               $    44,830,487        $     2,115,351    $               391
                                                         ===============        ===============    ===================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                $       251,628        $         3,278    $                --
                                                         ===============        ===============    ===================


   The accompanying notes are an interal part of these financial statements.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

1.    THE COMPANY

          SmarTalk TeleServices, Inc. (the "Company") was incorporated on October 28, 1994. The Company provides prepaid telecommunication services to customers through its proprietary switching platforms. The Company's revenues originate from customer usage of the Company's services.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

          Cash and cash equivalents are composed of highly liquid investments with an original maturity of three months or less, with interest rates varying from 2.31% to 7.64%. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are stated at the lower of cost or market value, as the Company intends to hold the investments to maturity. Restricted cash was $121,086 at December 31, 1996.

      Other Assets

          Other assets consist primarily of the cost of cards and commissions related to deferred revenue, and various prepaid license fees. Generally, the Company transfers the cost of cards from inventory to deferred card costs upon shipment to the retailer. Additionally, the Company records commissions as a percentage of the value of goods shipped as deferred commissions. The deferred card costs and commissions are expensed as services are utilized by the customer and, accordingly, are matched with the revenues recognized under the Company's revenue recognition policy. License fees relate to prepaid software, hardware and technology licensing agreements. The license fees are to be expensed within one year.

      Property and Equipment

          Property and equipment is stated at cost. Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years.

      Accrued Marketing Costs

          Accrued marketing costs include trade and consumer advertising. These costs are expensed as incurred.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

      Other Accrued Expenses

          Other accrued expenses include the cost of sales commissions, and sales and use taxes.

      Revenue Recognition and Deferred Revenue

          The Company's revenue originates from customer usage of (i) Company and co-branded phone cards sold through retailers, (ii) recharges of existing phone cards, (iii) cards sold for promotional marketing campaigns, (iv) corporate sales to businesses, and (v) prepaid phone card services provided to one of the Company's strategic partners, West Interactive Corporation. Sales to this strategic partner were approximately 37% of revenues for the year ended December 31, 1996. The Company provided no services under this arrangement in either 1995 or 1994.

          Under the majority of agreements with retailers, the Company sells cards to the retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time. The Company also recognizes deferred revenue upon recharge of existing phone cards and recognizes revenue upon usage or expiration of the recharge minutes.

          All prepaid phone cards sold by the Company have expiration dates and expire as of that date if never activated or six months after the initial activation unless recharged. Revenue recognized from cards expiring was $1,774,972 and less than $36,000 for the years ended December 31, 1996 and 1995, respectively, and zero for the period ended December 31, 1994.

      Stock Split

          On February 15, 1996, the Board of Directors declared a 3,500 for 1 stock split distributable on February 13, 1996 to shareholders of record on February 13, 1996. Further, on May 23, 1996, the Board of Directors declared a 2.51 to 1 stock split distributable on May 23, 1996 to shareholders of record on that date. Further, on August 15, 1996, the Company effected a 0.5625 reverse stock split distributable on August 15, 1996 to shareholders of record on that date. In this report, all per share amounts and numbers of shares have been restated to reflect the stock splits.

      Net Loss per Share

          Net loss per share is based on the weighted average number of common shares and common stock equivalents outstanding during each period after retroactive adjustment for the stock split (see above). Common stock equivalents include dilutive stock options, if any, using the treasury stock method based on the estimated initial public offering price prior to the initial public offering, and based on market price subsequent to the initial public offering. Stock options issued in 1996 have been shown as outstanding for all periods presented.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

      Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" requires the determination of fair value for certain of the Company's assets and liabilities. The Company estimates that the carrying value of its financial instruments approximates fair value at December 31, 1996 and 1995.

      Long-Lived Assets

          In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material.

          The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and software costs, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

      Regulation

          The Company is subject to regulation by the Federal Communications Commission and by various state public service and public utility commissions. The Company's management and regulatory legal counsel believe the Company is in compliance with these regulations.

      Reclassifications

          Certain reclassifications have been made to the amounts presented for 1995 and 1994 to conform to the presentation for 1996.


3.    COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

          Composition of certain balance sheet accounts are as follows:

          Inventories:

          Inventories are stated at the lower of cost (using the first-in, first-out (FIFO) method) or market.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------


                                                              December 31,
                                               -----------------------------------------
                                                       1996                    1995
                                               ----------------        -----------------

          Phone cards                           $       499,636        $        582,110
          Displays                                      101,384                 135,935
                                               ================        =================
                                                $       601,020        $        718,045
                                               ================        =================

          Other current assets:

                                                              December 31,
                                               -----------------------------------------
                                                       1996                    1995
                                               ----------------        -----------------

          Prepaid sales commissions             $       146,066        $        285,391
          Licensing agreements                          373,710                      --
          Deferred card costs                           440,911                 243,557
          Other                                         722,081                 230,770
                                               ----------------        -----------------
                                                $     1,682,768        $        759,718
                                               ================        =================



      Included in other current assets for 1996 is a $666,048 deposit made to the United States District Court in relation to a dispute with a supplier. The dispute was settled subsequent to December 31, 1996 for an amount less than the deposit.

      Property and equipment:

                                                            December 31,
                                               ----------------------------------------
                                                     1996                       1995
                                               --------------          ----------------
       Computer equipment and software         $      187,242          $          3,661
       Telephone switching equipment                  349,847                        --
       Office equipment and furniture                 292,349                       825
       Leasehold improvements                           5,130                        --
                                               --------------          ----------------
                                                      834,568                     4,486
       Less:  accumulated depreciation                 89,820                        --
                                               --------------          ----------------
                                               $      744,748          $          4,486
                                               ==============          ================

          Depreciation expense was $89,820 for the year ended December 31, 1996 and zero for the year and period ended December 31, 1995 and 1994, respectively.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

4.    INCOME TAXES

          The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to loss before income taxes was as follows for the years ended December 31, 1996 and 1995 and the period ended December 31, 1994:

                                                                               December 31,
                                                                  ---------------------------------------
                                                                    1996           1995           1994
                                                                  --------       --------       -------

       Statutory federal tax rate on loss                              (34)%          (34)%         (34)%
       State tax provision, net of federal benefit (for 1996)           (6)%           (6)%          (6)%
       Operating losses with no current tax benefit                     40 %           40 %          40 %
                                                                  --------       --------       -------
       Income taxes at the Company's effective rate                      0 %            0 %           0 %
                                                                  ========       ========       =======



      The major components of deferred tax assets arising from temporary differences at December 31, 1996 and 1995 are as follows:


                                                                               December 31,
                                                              -----------------------------------------------
                                                                     1996                        1995
                                                              -------------------         -------------------

       Deferred revenue                                       $           507,000         $           417,000
       Net operating loss carry forwards                                1,240,000                      68,000
       Other                                                               74,000                     115,000
                                                              -------------------         -------------------
       Subtotal                                                         1,821,000                     600,000
       Valuation allowance                                             (1,821,000)                   (600,000)
                                                              -------------------         -------------------
       Total deferred taxes                                   $                 0         $                 0
                                                              ===================         ===================



    The Company had net operating loss carryforwards of approximately $3,101,000, and $1,396,786 for federal and state purposes for the years ended December 31, 1996 and 1995, respectively, and $65,472 for the period ended December 31, 1994. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2010 for federal tax purposes and 2002 for state purposes. If substantial changes in the Company's ownership should occur, there may be an annual limitation on the amount of the carryforwards which can be utilized.

    Under SFAS No. 109, the Company has recorded valuation allowances against the realization of deferred tax assets. The valuation allowances are based on management's

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

      estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such deferred tax assets.


5.    RELATED PARTIES

      Purchase of Assets of Related Entity

          In January 1996, the Company purchased certain of the assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole shareholder is the majority shareholder of the Company's common stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in 1996 in a manner similar to a capital distribution. In addition, prior to the purchase, LCN provided consulting and other services to the Company for which it billed approximately $415,000 and $25,000 for the year ended December 31, 1995 and for the period ended December 31, 1994, respectively. Amounts were billed on an hourly basis for consulting and other services performed by LCN employees on behalf of SmarTalk.

           Amounts billed and services rendered by LCN are as follows:

                                                                      1995                    1994
                                                                   ---------------         ---------------
        Marketing and product development                          $        85,000         $        25,000
        Software development                                                70,000                      --
        Management consulting                                              200,000                      --
        Other                                                               60,000                      --
                                                                   ---------------         ---------------

             Total                                                 $       415,000         $        25,000
                                                                   ===============         ===============


          On December 28, 1995, the Company entered into an agreement with SmarTalk Partners, LLC ("SP") under which SP agreed to loan the Company $1,200,000, provide the Company with a $500,000 line of credit, and to purchase 2,647,449 shares of the Company's common stock for $300,000. On August 9, 1996, the Company obtained an additional loan from SP for $250,000. All loans have been repaid and the Company has no outstanding debt as of December 31, 1996.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

6.    STOCK PLANS

          The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans (except as noted below). Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net loss and net loss per share would have been increased by approximately $157,000 ($.02 per share) in 1996 and $0 in 1995. The weighted average fair value of the options granted in 1996 and 1995 is estimated at $3.43 and $0, respectively on the date of grant calculated under the minimum value method using the following assumptions:

                                                     1996       1995
                                                     ----       ----
                     . Risk Free Interest Rate        6.1%        --
                     . Expected Life (In Years)         2         --
                     . Expected Dividend Yield         --         --

          Information concerning options outstanding under the Plans for the year ended December 31, 1996 is as follows:

                                                    Option Price               Number of
                                                      per Share                 Shares
                                                ----------------------   ----------------------

       Balance at December 31, 1995                                 --                       --
            Options granted                              $1.77 - $4.44                  510,514
            Options exercised                                    $1.77                  (4,625)
            Options canceled or expired                             --                       --
                                                                         ----------------------

       Balance at December 31, 1996                      $1.77 - $4.44                  505,889
                                                                         ======================

          Options outstanding at December 31, 1996 had a weighted-average exercise price of $3.72 and a weighted average-remaining contractual life of 2.1 years.

          At December 31, 1996 an option to purchase 2000 shares of Common Stock was currently exercisable at a price of $2.50.

          The Company has the following stock based plans at December 31, 1996. The programs are described as follows:

      1996 Nonqualified Stock Option Plan

          In March 1996, the Board of Directors adopted the Company's 1996 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), whereby incentive stock options and non-qualifying stock options may be granted to employees, officers, directors, consultants, advisors, or agents of the Company. Options to purchase the Company's common stock are exercisable at a price not less than the fair market value of the stock at the date of grant and for a term not to exceed 10 years. Further, the options vest over a period ranging from 61 days to 3 years from the anniversary of the grant. Pursuant to the Non-Qualified Plan, the lesser of (i) 7,087,991 shares of common stock or (ii) the number of shares of common stock equal to 9% of the total issued and outstanding shares of Common Stock minus the number of shares of common stock issued or issuable pursuant to options exercised or outstanding under any other stock option plan of the Company.

          The Company vested 2,000 shares of an employee's options at an option price of $2.50 per share in September of 1996 resulting in compensation expense of $24,000.

          At December 31, 1996, 644,137 shares remain reserved for issuance under the plan. However, the Company anticipates that it will not issue any additional options under the Non-Qualified Plan.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

      1996 Stock Incentive Plan

          In August, 1996, the board of directors adopted and the shareholders of the Company approved the 1996 Stock Incentive Plan, whereby the Compensation Committee may make awards to directors, employees, advisors and consultants of the Company and its subsidiaries. Pursuant to the Stock Incentive Plan, the Company has authorized and reserved a number of shares of common stock for issuance equal to the lessor of (i) 7,087,991 shares of common stock or (ii) a number of shares of common stock equal to 9% of the total issued and outstanding shares of common stock minus the number of shares of common stock issued or issuable pursuant to options exercised or outstanding under the 1996 Nonqualified Plan.

          Non qualified stock options may be granted to employees, consultants, and advisors of the Company and its subsidiaries and incentive stock options may be only granted to employees of the Company and its subsidiaries. The exercise price of an incentive stock option may not be less than the fair market value of the common stock on the date of the grant. The value of common stock (determined at the time of grant) that may be subject to incentive stock options that become exercisable by any one employee in any one year is limited by the Internal Revenue Code to $100,000. The maximum term of stock options granted under the 1996 Plan is 10 years from the date of grant. At December 31, 1996, 644,137 shares remain reserved for issuance under the Plan.

      Stock Appreciation Rights

          A stock appreciation right may be granted in connection with an option, either at the time of grant or at any time thereafter during the term of the option. A stock appreciation right granted in connection with an option entitles the holder, upon exercise, to surrender the related option and receive a payment based on the difference between the exercise price of the related option and the fair market value of the Company's common stock on the date of exercise. A stock appreciation right granted in connection with an option is exercisable only at such time or times as the related option is exercisable and expires no later than when the related option expires. A stock appreciation right also may be granted without relationship to an option and will be exercisable as determined by the Committee but, in no event, after ten years from the date of grant. A stock appreciation right granted without relationship to an option entitles the holder, upon exercise, to a payment based on the difference between the base price assigned to the stock appreciation right by the Committee on the date of grant and the fair market value of the Company's common stock on the date of exercise. Payment to the holder in connection with the exercise of a stock appreciation right may be in cash or shares of common stock or in a combination of cash and shares. At December 31, 1996, no stock appreciation rights had been granted.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

      Restricted Stock Awards

          The Compensation Committee may award shares of common stock to participants under the 1996 Plan, subject to such restrictions on transfer and conditions of forfeitures as it deems appropriate. Such conditions may include requirements as to the continued service of the participant with the Company, the attainment of specified performance goals or any other conditions determined by the Committee. Subject to the transfer restrictions and forfeiture restrictions relating to the restricted stock award, the participant will otherwise have the rights of a stockholder of the Company, including all voting and dividend rights, during the period of restriction. At December 31, 1996, no restricted stock awards had been granted.

      Performance Awards

          The Compensation Committee may grant performance awards denominated in specified units ("Performance Units") or in shares of common stock ("Performance Shares"). Performance awards are payable upon the achievement of performance goals established by the Committee at the beginning of the performance period, which may not exceed ten years from the date of grant. At the time of grant, the Committee establishes the number of units or shares, the duration of the performance period, the applicable performance goals and, in the case of performance units, the potential payment or range of payments for the performance awards. At the end of the performance period, the Committee determines the payment to be made based on the extent to which the performance goals have been achieved. The Committee may consider significant unforeseen events during the performance period when making the final award. Payments may be made in cash or shares of common stock or in a combination of cash and shares. At December 31, 1996, no performance shares had been granted.

      Phantom Stock

          An award of phantom stock gives the participant the right to receive cash at the end of a fixed vesting period based on the value of a share of common stock at that time. Phantom stock units are subject to such restrictions and conditions to payment as the Committee determines are appropriate. At the time of grant, the Committee determines, at its sole discretion, the number of units and the vesting period of the units, and it may also set a maximum value of a unit. If the participants remain employed by the Company throughout the applicable vesting period, they are entitled to receive payment of a cash amount for each phantom stock unit equal in value to the fair market value of one share of common stock on the last day of the vesting period, subject to any maximum value limitation. At December 31, 1996, no phantom stock had been granted.

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

7.    COMMITMENTS

      Telecommunication Service Agreements

          The Company has a minute volume commitment with one of its service providers which, if not met, could require the Company to make payments to such provider. If the Company fails to meet this commitment, operating results could be adversely impacted. Based on current run rates, the Company anticipates that it will fulfill this commitment.

      License Agreements

          On November 1, 1996, the Company entered into an agreement with AudioFax IP LLC to license certain fax technology patents. Under this agreement, the Company paid a one-time license origination fee and is required to pay a per transaction fee as fax services are provided. The license expires contemporaneously with the patents.

      Employment Agreements

          The Company has entered into employment agreements with certain executive personnel. The arrangements provide for the continuation of compensation (as defined) for up to three years from the date of termination.

      Operating Leases

          The Company entered into a lease agreement on January 10, 1996 to lease office space in Los Angeles, California. Lease payments commenced on March 1, 1996 and end March 31, 2002. Additionally, the Company entered into a lease agreement on November 20, 1996 to lease space in San Francisco, California to house its switch platform. Lease payments under this lease commenced December 1, 1996 and end January 31, 1999.

          The future minimum annual rentals under these leases at December 31, 1996 are as follows: 1997 - $235,438, 1998 - $271,032, 1999 - $200,731,
      2000 - $194,340, 2001 and thereafter - $226,730.

      Revolving Credit Facility

          The Company has an undrawn $1,000,000 revolving credit facility with a bank. The Company has no outstanding debt at December 31, 1996.


8.    PURCHASE OF VOICECHOICE PLATFORM

          In June 1996, the Company acquired an interactive voice response platform facility known as the VoiceChoice Platform from Pacific Bell Information Services for total

SMARTALK TELESERVICES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------------

      consideration of $325,000, plus other consideration including the release of certain contractual obligations of Pacific Bell Information Services to the Company. The purchase price was recorded at $325,000, comprised of $200,000 in cash and a $125,000 note which was subsequently paid in full prior to maturity. The Company was informed by Pacific Bell Information Services that the platform facility was constructed in 1994 at an original cost of approximately $1,648,000. The assets acquired include multiple switches, inbound and outbound access ports for prepaid and corporate calling services, voice response applications, high-speed database servers, voice recording capability and credit card verification software. The Company acquired the VoiceChoice Platform to enable it to provide additional services, such as stand-alone interactive voice services, and to reduce call handling costs.


9.    INITIAL PUBLIC OFFERING

          On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company raised net proceeds of $50,471,781 after deducting the underwriting discount and other related costs. A portion of the proceeds was used to repay all of the Company's outstanding loans.


10.   SUBSEQUENT EVENTS

          On January 1, 1997, the Company entered into an agreement with Ronald
      A. Katz Technology Licensing, L.P. to license certain automated transaction processing utilizing telecommunication facilities patents. Under this agreement, the Company paid a one-time license origination fee and is required to pay a per transaction fee as services are used. The license expires contemporaneously with the patents.

SmarTalk Teleservices, Inc.

--------------------------------------------------------------------------------

11.   SUPPLEMENTARY DATA (UNAUDITED)

                                                          For the Year Ended December 31, 1996
                                 ---------------------------------------------------------------------------------------
                                      First              Second            Third              Fourth
                                     Quarter             Quarter          Quarter             Quarter          Total
                                 ---------------------------------------------------------------------------------------
STATEMENT OF OPERATING DATA:
     Revenue                      $     1,139,366   $    2,538,655   $     4,588,843   $     6,754,196   $    15,021,060

     Gross profit                 $       326,488   $      609,417   $     1,129,404   $     2,756,780   $     4,822,089

     Operating expenses           $     1,358,347   $    1,744,372   $     2,209,324   $     2,814,318   $     8,126,361

     Loss from operations         $    (1,031,859)  $   (1,134,955)  $    (1,079,920)  $       (57,538)  $    (3,304,272)

     Net (loss) income            $    (1,076,672)  $   (1,194,514)  $    (1,162,184)  $       320,822   $    (3,112,548)

     Net (loss) income per share  $         (0.12)  $        (0.13)  $         (0.12)  $          0.03   $         (0.31)

     Weighted average number of
        common shares                   9,335,348        9,335,348         9,335,348        12,378,826        10,100,375


                                                          For the Year Ended December 31, 1995
                                 ---------------------------------------------------------------------------------------
                                        First           Second            Third             Fourth
                                       Quarter          Quarter           Quarter           Quarter           Total
                                 ---------------------------------------------------------------------------------------
STATEMENT OF OPERATING DATA(1):
     Revenue                      $         2,564   $       39,174   $       185,900   $       226,278   $       453,916

     Gross profit                 $           771   $       11,056   $        56,042   $        67,361   $       135,230

     Operating expenses           $       113,309   $      183,954   $       240,920   $       928,360   $     1,466,544

     Loss from operations         $      (112,538)  $     (172,899)  $      (184,878)  $      (861,999)  $    (1,331,314)

     Net loss                     $      (112,538)  $     (172,899)  $      (186,409)  $      (857,456)  $    (1,329,302)

     Net loss per share           $         (0.01)  $        (0.02)  $         (0.02)  $         (0.09)  $         (0.14)

     Weighted average number of
        common shares                   9,335,348        9,335,348         9,335,348         9,335,348         9,335,348

SmarTalk TeleServices, Inc.

--------------------------------------------------------------------------------


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND
-------    ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           ---------------------

           None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement (the "1997 Proxy Statement") to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 15, 1997, under the headings "Nominees for Election as Directors," "Other Executive Officers of the Company" and "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by this item regarding compensation of the Company's directors and executive officers set forth in the 1997 Proxy
Statement under the heading, "Executive Compensation," is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The information required by this item regarding beneficial ownership of the common stock by certain beneficial owners and by management of the Company set forth in the 1997 Proxy Statement under the heading, "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1997 Proxy Statement under the heading, "Compensation Committee Interlocks and Insider Participation," is incorporated herein by reference.

SmarTalk TeleServices, Inc.

--------------------------------------------------------------------------------

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents filed with this report                                      Page #
--------------------------------                                      ------



(a)(1)   Financial Statements

         Independent Auditors Report

         Balance Sheets as of December 31, 1996 and 1995.

         Statements of Operations for the years ended December 31, 1996 and 1995 and the period October 28, 1994 (inception) through December 31, 1994

         Statements of Shareholders' Equity (Deficit) for the years ended
          December 31, 1996 and 1995, and the period October 28, 1994 (inception) through December 31, 1994

         Statements of Cash Flows for the year ended December 31, 1996 and 1995 and the period October 28, 1994 (inception) through December 31, 1994.

         Notes to Financial Statements

(a)(2)   Financial Statement Schedules

              All Schedules are omitted since the required information is not present in amounts sufficient to require submission of the Schedule, or because the information required is included in the Financial Statements and notes thereto.

   (b)   Reports on Form 8-K

              No reports on Form 8-K were filed during 1996.


   (c)   Exhibits:

              The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report pursuant to Item 14(c) of Form 10-K are identified on the Index to Exhibits by a double asterisk (**).

SmarTalk TeleServices, Inc.

--------------------------------------------------------------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Garden Grove, State of California, on March 26, 1996.


                              SMARTALK TELESERVICES, INC.


                              By  /s/ Glen Andrew Folck
                                  ----------------------------------------------
                                     Glen Andrew Folck
                                     Vice President of Finance, Chief Financial
                                     Officer and Asst. Secretary



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                        Title                                           Date
---------                                        -----                                           ----
/s/ Robert H. Lorsch                             Chairman of the Board, President,               March 26, 1997
--------------------                             Chief Executive Officer (Principal
Robert H. Lorsch                                 Executive Officer)

/s/ Glen Andrew Folck                            Vice President of Finance, Chief                March 26, 1997
---------------------                            Financial Officer and Asst.
Glen Andrew Folck                                Secretary (Principal Financial
                                                 Officer)

/s/ Ahmed O. Alfi                                Director                                        March 26, 1997
-----------------
Ahmed O. Alfi.

/s/ Fred  F. Fielding                            Director                                        March 26, 1997
---------------------
Fred F. Fielding

/s/ Jeffrey I. Scheinrock                        Director                                        March 26, 1997
-------------------------
Jeffrey I. Scheinrock

/s/ Lloyd S. Zeiderman                           Director                                        March 26, 1997
----------------------
Lloyd S. Zeiderman



SmarTalk TeleServices, Inc.
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
2.1           Agreement between SmarTalk TeleServices, Inc. and Lorsch Creative Network, Inc. dated December 28, 1995.(1)
3.1           Amended and Restated Articles of Incorporation.(1)
3.2           Amended and Restated Bylaws.(1)
4.1           Registration Rights Agreement.(1)
4.2           Specimen Stock Certificate.(1)
10.1          Loan and Investment Agreement dated December 28, 1995 among SmarTalk TeleServices, Inc., SmarTalk Partners, LLC and
                 Robert H. Lorsch.(1)
10.2          Promissory Note in the amount of $1,200,000 dated December 28, 1995 made by SmarTalk TeleServices, Inc. in favor of
                 SmarTalk Partners, LLC.(1)
10.3          Security Agreement dated December 28, 1995 between SmarTalk TeleServices, Inc. and SmarTalk Partners, LLC.(1)
10.4          Revolving Line of Credit Note in the amount of $500,000 dated December 28, 1995 made by SmarTalk TeleServices, Inc. in favor of SmarTalk Partners, LLC.(1)
10.5          Subordinated Promissory Note in the amount of $2,000,000 dated January 1, 1996 by SmarTalk TeleServices, Inc. in favor of Lorsch Creative Network, Inc.(1)
10.6          Subordination Agreement dated January 1, 1996 between SmarTalk TeleServices, Inc. and Lorsch Creative Network, Inc.(1)
10.7          Security Agreement dated August 9, 1996 between SmarTalk TeleServices, Inc. and Lorsch Creative Network, Inc.(1)
10.8          Employment Agreement between SmarTalk TeleServices, Inc. and Robert H. Lorsch.(1) **
10.9          Employment Agreement between SmarTalk TeleServices, Inc. and Richard M. Teich.(1) **
10.10         Form of Indemnification Agreement dated October 28, 1994 between SmarTalk TeleServices, Inc. and certain management personnel.(1) **
10.11         1996 Nonqualified Stock Option Plan.(1) **
10.12         1996 Stock Incentive Plan.(1) **
10.13         Standard  Office Lease by and between LAOP IV, LLC and SmarTalk TeleServices,  Inc.,  dated  January  10,  1996, as amended on January 16, 1996, February 7, 1996 and April 19, 1996.(1)
10.14         Carrier Agreement dated November 9, 1995 between the Registrant and MCI Telecommunications Corporation.(1)*
10.15         First Amendment to Carrier Agreement dated March 2, 1996 between SmarTalk TeleServices, Inc. and
                 MCI Telecommunications Corporation.(1)*
10.16         Second Amendment to Carrier Agreement dated September 9, 1996 between SmarTalk TeleServices, Inc. and MCI
                 Telecommunications Corporation.(1)*
10.17         Agreement dated October 4, 1995 between SmarTalk TeleServices, Inc. and West Interactive Corporation.(1)*
10.18         Security Agreement dated August 9, 1996 between SmarTalk TeleServices, Inc. and SmarTalk Partners, LLC.(1)
10.19         Subordination Agreement dated August 9, 1996 among Lorsch Creative Network, Inc., SmarTalk TeleServices, Inc. and
                 SmarTalk Partners, LLC.(1)
10.20         Promissory Note in the amount of $250,000 dated August 9, 1996 between SmarTalk TeleServices, Inc. and
                 SmarTalk Partners, LLC.(1)
10.21         Prepaid  Carrier   Referral  Program   Agreement   between  MCI Telecommunications Corporation and
                 SmarTalk TeleServices, Inc., dated June 21, 1996.(1)*
10.22         Wholesale Distribution Agreement between West Interactive Corporation and SmarTalk TeleServices, Inc. dated
                 June 1, 1996.(1)*
10.23         Loan Agreement dated September 18, 1996 between Southern California Bank and SmarTalk TeleServices, Inc.(1)
10.24         Promissory Note in the amount of $1,000,000 dated September 18, 1996 between Southern California Bank and
                 SmarTalk TeleServices, Inc.(1)
10.25         Commercial Security Agreement in the amount of $1,000,000 dated September 18, 1996 between Southern California Bank and  SmarTalk TeleServices, Inc.(1)
10.26         Assignment of Lease by and between Pacific Bell Information Services and SmarTalk TeleServices, Inc. dated as of
                 December 1, 1996.
27.1          Financial Data Schedule.

---------
* Confidential treatment has been granted. The copy filed as an exhibit omits information subject to the confidentiality request.

** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report pursuant to Item 14(c) of Form 10-K.

(1) Incorporated by reference to SmarTalk's Registration Statement on Form S-1, registration number 333-10391, filed with the Securities and Exchange Commission on August 19, 1996 and the amendments thereto.