Form 10-Q
period 1997-03-31
SMARTALK TELESERVICES INC
filed 1997-05-15
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1997             Commission File No. 0-21579


                          SMARTALK TELESERVICES, INC.
                          --------------------------


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

                           Yes     X       No
                                 -----          -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock at April 18, 1997:

                       Voting, No par value:  12,959,679

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SMARTALK TELESERVICES, INC.

                           BALANCE SHEETS (UNAUDITED)


                                                                                                 March 31,
                                                                                 -----------------------------------------
                       ASSETS                                                          1997                    1996
                                                                                 -----------------       -----------------
Current assets:
   Cash and cash equivalents                                                     $      42,355,298       $       1,894,648
   Trade accounts receivable (less allowance for doubtful
    accounts of $89,724 and $70,286, respectively)                                       2,904,465                 765,887
   Inventories                                                                             809,237                 686,494
   Prepaid expenses                                                                        460,892                 107,534
   Other current assets                                                                  1,931,611                 785,388
                                                                                 -----------------       -----------------
     Total current assets                                                               48,461,503               4,239,951

Non-current assets:
   Property and equipment, net                                                           1,123,626                 238,373
   Other non-current assets                                                                157,456                  74,063
                                                                                 -----------------       -----------------
     Total assets                                                                $      49,742,585       $       4,552,387
                                                                                 =================       =================



       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                              $       2,766,633       $       1,199,433
   Deferred revenue                                                                      2,638,091               3,783,915
   Accrued marketing costs                                                                     --                  265,891
   Other accrued expenses                                                                  258,431                 223,622
   Note payable and current portion of long-term debt                                          --                  265,234
                                                                                 -----------------       -----------------
     Total current liabilities                                                           5,663,155               5,738,095
Long-term debt less current portion                                                            --                3,434,766
                                                                                 -----------------       -----------------
     Total liabilities                                                                   5,663,155               9,172,861

Shareholders' equity (deficit):
   Preferred stock, no par value; authorized 10,000,000 shares;
      no shares issued and outstanding                                                         --                      --
   Common stock, no par value; authorized 100,000,000 shares;
       issued and outstanding 12,959,679 and 8,824,834 shares,                          51,361,077                 315,000
       respectively
   Accumulated deficit                                                                  (7,281,647)             (4,935,474)
                                                                                 -----------------       -----------------
     Total shareholders' equity (deficit)                                               44,079,430              (4,620,474)
                                                                                 -----------------       -----------------
     Total liabilities and shareholders' equity (deficit)                        $      49,742,585       $       4,552,387
                                                                                 =================       =================

   The accompanying notes are an integral part of these financial statements.

                          SMARTALK TELESERVICES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended March 31,
                                                    ------------     ------------
                                                        1997             1996
                                                    ------------     ------------

Revenue                                             $  7,368,333     $  1,139,366
Cost of revenue                                        4,760,748          812,878
                                                    ------------     ------------

     Gross profit                                      2,607,585          326,488

Sales and marketing                                    2,545,414          661,040
General and administrative                               901,231          697,307
                                                    ------------     ------------

     Operating loss                                     (839,060)      (1,031,859)

Interest income                                          528,763           14,910
Interest expense                                             --            59,723
                                                    ------------     ------------

     Loss before income taxes                           (310,297)      (1,076,672)
Provision for income taxes                                   --               --
                                                    ------------     ------------

     Net loss                                       $   (310,297)    $ (1,076,672)
                                                    ============     ============

Net loss per share                                  $      (0.02)    $      (0.12)
                                                    ============     ============

Weighted average number of shares                     12,897,674        9,335,348
                                                    ============     ============

   The accompanying notes are an integral part of these financial statements.

                          SMARTALK TELESERVICES, INC.

            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                      Common Stock
                                              -----------------------------       Stock         Accumulated
                                                Shares            Amount       Subscription       Deficit         Total
                                              ----------       ------------    ------------     ------------   ------------
December 31, 1995                              8,824,834       $    315,000    $   (300,000)    $ (1,394,774)  $ (1,379,774)
  Issuance of subscribed shared                      --                 --          300,000              --         300,000
  Purchase of assets of related entity               --                 --              --        (2,464,028)    (2,464,028)
  Compensation under stock options
    issued                                           --              24,000             --               --          24,000
  Proceeds from sale of stock, net of
    costs                                      4,000,000         50,439,595             --               --      50,439,595
  Stock options exercised                          4,625              8,186             --               --           8,186
  Net loss                                           --                 --              --        (3,112,548)    (3,112,548)
                                              ----------       ------------    ------------     ------------   ------------
December 31, 1996                             12,829,459         50,786,781             --        (6,971,350)    43,815,431
  Stock options exercised                        130,220            574,296             --               --         574,296
  Net loss                                           --                 --              --          (310,297)      (310,297)
                                              ----------       ------------    ------------     ------------   ------------
March 31, 1997                                12,959,679       $ 51,361,077    $        --      $ (7,281,647)  $ 44,079,430
                                              ==========       ============    ============     ============   ============

   The accompanying notes are an integral part of these financial statements.

                          SMARTALK TELESERVICES, INC.

                     STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                               -------------------------------
                                                                                   1997               1996
                                                                               ------------       ------------
Cash flows from operating activities:
   Net loss                                                                    $   (310,297)      $ (1,076,672)

Adjustments to reconcile net loss to net cash
 used by operating activities:
   Depreciation                                                                      43,355              8,071
   Provision for bad debt                                                               --              58,826
   Sublease termination fee                                                        (325,810)               --
   Changes in assets and liabililties
    which increase (decrease) cash:
      Accounts receivable                                                          (650,273)          (599,739)
      Inventories                                                                  (208,217)            31,551
      Prepaid expenses                                                             (133,196)          (104,456)
      Other current assets                                                         (248,843)           (25,670)
      Other non-current assets                                                      (66,947)           (57,963)
      Accounts payable                                                             (760,559)           275,533
      Deferred revenue                                                              (61,549)            87,400
      Accrued marketing costs                                                      (136,931)          (115,538)
      Other accrued expenses                                                        (93,795)             3,940
                                                                               ------------       ------------

          Net cash used by operating activities                                  (2,953,062)        (1,514,717)

Cash flows from investing activities:
     Purchase of LCN, net of equipment acquired                                         --            (464,027)
     Capital expenditures                                                           (96,423)          (241,959)
                                                                               ------------       ------------

          Net cash used by investing activities                                     (96,423)          (705,986)
                                                                               ------------       ------------

Cash flows from financing activities:
     Common stock proceeds, net                                                         --             300,000
     Stock options exercised                                                        574,296                --
     Note payable to related party                                                      --           1,200,000
     Revolving line of credit with related party                                        --             500,000
                                                                               ------------       ------------

          Net cash from financing activities                                        574,296          2,000,000
                                                                               ------------       ------------

Decrease in cash and cash equivalents                                            (2,475,189)          (220,703)
Cash and cash equivalents at beginning of period                                 44,830,487          2,115,351
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $ 42,355,298       $  1,894,648
                                                                               ============       ============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $        --        $     59,723
                                                                               ============       ============

     Note payable for LCN purchase                                             $        --        $  2,000,000
                                                                               ============       ============


   The accompanying notes are an integral part of these financial statements.

SMARTALK TELESERVICES, INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.    BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted
pursuant to such rules and regulations.   The financial statements should be
read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 and other information included in the Company's Form 10-K as filed with the Securities and Exchange Commission.

2.    DIVIDENDS

There were no dividends declared or paid for the three months ended March 31, 1997 or 1996.


SMARTALK TELESERVICES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

      SmarTalk provides convenient, easy to use, "cost-effective" telecommunications products and services to individuals and businesses primarily through its SmarTalk Card. The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, speed dial and message delivery. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

      SmarTalk services are delivered through proprietary switching, application and database access software which run on two interactive call processing platforms, one of which, the VoiceChoice Platform, the Company owns. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

      SmarTalk's revenue originates from (i) Company and co-branded phone card sales through retailers, (ii) recharges of existing phone cards, (iii) cards sold for promotional marketing campaigns, (iv) corporate sales to businesses and
(v) prepaid phone card services provided to one of the Company's strategic partners.

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

      The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering on the NASDAQ national stock market. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's indebtedness.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED WITH QUARTER ENDED MARCH 31, 1996

      Revenue. Revenue increased to $7,368,333 for the quarter ended March 31, 1997 from $1,139,366 for the quarter ended March 31, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance, and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $3,850,049 in the first quarter of 1997 and zero for the same period last year. In addition, 11% of total revenue for the quarter ended March 31, 1997 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 2.9% for the quarter ended March 31, 1996. Excluding the revenue from the distribution and processing agreement and from breakage revenue, the recharge percentage is 12.1% and 13.4% for the quarters ended March 31, 1997 and 1996, respectively. This percentage decreased slightly year over year as the Company significantly increased its credit card fraud detection procedures.

      Cost of Revenue. Cost of revenue increased to $4,760,748 for the quarter ended March 31, 1997 from $812,878 for the quarter ended March 31, 1996. The increase was primarily attributable to greater use of the Company's services. The gross profit percentage for the quarter ended March 31, 1997 was 35.4% as compared to 28.7% for the quarter ended March 31, 1996. The gross margin percentage increased primarily due to lower transport costs from the acquisition of the VoiceChoice platform on June 15, 1996 and the Company's ability to recognize breakage revenue.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $2,545,414 (or 34.5% of revenue) for the quarter ended March 31, 1997 from $661,040 (or 58.0% of revenue) for the quarter ended March 31, 1996. The decrease as a percentage of revenue was due to revenue growth in 1997. The increased dollar amount was primarily due to the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and promotional goods. Additionally, commission expense was higher in 1997 than in 1996 due to increased sales activity.

      General and Administrative Expenses. General and administrative expenses increased to $901,231 (or 12.2% of revenue) for the quarter ended March 31, 1997 from $697,307 (or 61.2% of revenue) for the quarter ended March 31, 1996. The increase in dollar amount was primarily due to the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1997. General and administrative costs for the quarter ended March 31, 1997 included rent associated with the Company's move into a new office on March 1, 1996, credit card processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses. Additionally, quarter ended March 31, 1997 expense was reduced as the Company received enhanced feature equipment, with a net fair value of $325,810, in exchange for early termination of a facility sublease with a strategic partner.

      Interest Income (Expense). Interest income, net of interest expense for the quarter ended March 31, 1997 was $528,763 as compared to ($44,813) for the quarter ended March 31, 1996. This increase was primarily due to the investment of the proceeds from the initial public offering and the subsequent repayment of all of the Company's debt in November 1996.

      Income Tax. The Company had losses for the quarters ended March 31, 1997 and 1996. Accordingly, there was no provision for income taxes.

      Net Loss. As a result of the above items, net loss decreased to $310,297 for the quarter ended March 31, 1997 from $1,076,672 for the quarter ended March 31, 1996.

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

      From inception through December 31, 1996, the Company has funded operations primarily from cash generated by operations, borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $2,953,062 for the quarter ended March 31, 1997. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail distribution channel.

      In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with SCB. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. The credit facility was undrawn at March 31, 1997.

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

                          SMARTALK TELESERVICES, INC.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K.

               10.1  Employment agreement of Glen A. Folck dated January 1,
                     1997.

               10.2 Employment agreement of David A. Hamburger dated March 17, 1997.

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company for the three months ended March 31, 1997.

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

                                    SmarTalk TeleServices, Inc.
                                    ---------------------------
                                            (Registrant)



Date:  April 14, 1997               By:  /s/ Andrew Folck
                                       ---------------------------
                                           Andrew Folck
                                           Chief Financial Officer