Form 10-Q
period 1997-06-30
SMARTALK TELESERVICES INC
filed 1997-08-14
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



 For the Quarter Ended June 30, 1997              Commission File No. 0-21579


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

                           Yes     X       No
                                 -----          -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock at July 30, 1997:

                       Voting, No par value:  16,283,498

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SMARTALK TELESERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                     June 30,              December 31,
                       ASSETS                                                          1997                    1996
                                                                                 -----------------       -----------------
Current assets:
   Cash and cash equivalents                                                     $      32,092,782       $      44,830,487
   Trade accounts receivable, net                                                       10,940,418               2,254,192
   Inventories                                                                           1,390,349                 601,020
   Prepaid expenses                                                                        438,223                 327,696
   Other current assets                                                                  4,712,611               1,682,768
                                                                                 -----------------       -----------------
     Total current assets                                                               49,574,383              49,696,163

Non-current assets:
   Property and equipment, net                                                           3,640,955                 744,748
   Goodwill, net                                                                        96,575,986                     --
   Other non-current assets                                                                519,803                  90,509
                                                                                 -----------------       -----------------
     Total assets                                                                $     150,311,127       $      50,531,420
                                                                                 =================       =================



       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $       8,485,929       $       3,527,192
   Deferred revenue                                                                     18,083,322               2,699,640
   Accrued marketing costs                                                                     --                  136,931
   Other accrued expenses                                                                2,091,644                 352,226
   Deposit from customer                                                                 4,060,958                     --
   Excise and sales tax payable                                                          2,927,113                     --
   Current portion of leases                                                               103,164                     --
                                                                                 -----------------       -----------------
     Total current liabilities                                                          35,752,130               6,715,989

Long-term debt less current portion                                                     26,921,111                     --
                                                                                 -----------------       -----------------
     Total liabilities                                                                  62,673,241               6,715,989

Shareholders' equity:
   Preferred stock, no par value; authorized 10,000,000 shares;
      no shares issued and outstanding                                                         --                      --
   Common stock, no par value; authorized 100,000,000 shares;
       issued and outstanding 16,259,847 and 12,829,459 shares,                         95,585,878              50,786,781
       respectively
   Accumulated deficit                                                                  (7,947,992)             (6,971,350)
                                                                                 -----------------       -----------------
     Total shareholders' equity                                                         87,637,886              43,815,431
                                                                                 -----------------       -----------------
     Total liabilities and shareholders' equity                                  $     150,311,127       $      50,531,420
                                                                                 =================       =================


The accompanying notes are an integral part of these consolidated financial statements.

                                       2

                          SMARTALK TELESERVICES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended June 30,             Six Months Ended June 30,
                                                    -----------------------------         -----------------------------
                                                        1997             1996                 1997             1996
                                                    ------------     ------------         ------------     ------------

Revenue                                             $ 11,796,890     $  2,538,655         $ 19,165,223     $  3,678,020
Cost of revenue                                        7,204,054        1,929,238           11,964,802        2,742,115
                                                    ------------     ------------         ------------     ------------

     Gross profit                                      4,592,836          609,417            7,200,421          935,905

Sales and marketing                                    2,996,050          986,321            5,541,464        1,643,426
General and administrative                             2,619,144          758,051            3,520,375        1,459,293
                                                    ------------     ------------         ------------     ------------

     Operating loss                                   (1,022,358)      (1,134,955)          (1,861,418)      (2,166,814)

Interest income                                          580,761              --             1,109,524              --
Interest expense                                         224,748           59,559              224,748          104,372
                                                    ------------     ------------         ------------     ------------

     Loss before income taxes                           (666,345)      (1,194,514)            (976,642)      (2,271,186)
Provision for income taxes                                   --               --                   --               --
                                                    ------------     ------------         ------------     ------------

     Net loss                                       $   (666,345)    $ (1,194,514)        $   (976,642)    $ (2,271,186)
                                                    ============     ============         ============     ============

Net loss per share                                  $       (.05)    $       (.13)        $       (.07)    $       (.24)
                                                    ============     ============         ============     ============

Weighted average number of shares                     13,940,285        9,335,348           13,421,860        9,335,348
                                                    ============     ============         ============     ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          SMARTALK TELESERVICES, INC.

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

                                                      Common Stock
                                              -----------------------------       Stock         Accumulated
                                                Shares            Amount       Subscription       Deficit         Total
                                              ----------       ------------    ------------     ------------   ------------
December 31, 1995                              8,824,834       $    315,000    $   (300,000)    $ (1,394,774)  $ (1,379,774)
  Issuance of subscribed shares                      --                 --          300,000              --         300,000
  Purchase of assets of related entity               --                 --              --        (2,464,028)    (2,464,028)
  Compensation under stock options
    issued                                           --              24,000             --               --          24,000
  Proceeds from sale of stock, net of
    costs                                      4,000,000         50,439,595             --               --      50,439,595
  Stock options exercised                          4,625              8,186             --               --           8,186
  Net loss                                           --                 --              --        (3,112,548)    (3,112,548)
                                              ----------       ------------    ------------     ------------   ------------
December 31, 1996                             12,829,459         50,786,781             --        (6,971,350)    43,815,431
  Stock options exercised                        136,101            594,093             --               --         594,093
  GTI Telecom acquisition                      2,580,001         34,830,000             --               --      34,830,000
  Smartel Telecommunication acquisition          714,286          9,375,004             --               --       9,375,004
  Net Loss                                           --                 --              --          (976,642)      (976,642)
                                              ----------       ------------    ------------     ------------   ------------
June 30, 1997                                 16,259,847       $ 95,585,878             --      $ (7,947,992)  $ 87,637,886
                                              ==========       ============    ============     ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          SMARTALK TELESERVICES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                               -------------------------------
                                                                                   1997               1996
                                                                               ------------       ------------
Cash flows from operating activities:
   Net loss                                                                    $   (976,642)      $ (2,271,186)

Adjustments to reconcile net loss to net cash provided
 from (used by) operating activities:
   Depreciation                                                                     158,342             18,186
   Amortization                                                                     395,715                --
   Provision for bad debt                                                               276             78,264
   Sublease termination fee                                                        (325,810)               --
   Changes in assets and liabilities
    which increase (decrease) cash:
      Accounts receivable                                                        (2,140,172)        (1,768,260)
      Inventories                                                                  (130,114)            88,145
      Prepaid expenses                                                           (1,721,609)           (49,709)
      Other current assets                                                          748,843             63,714
      Other non-current assets                                                     (362,879)          (106,354)
      Accounts payable                                                             (738,997)         1,057,544
      Deferred revenue                                                               51,240            431,404
      Accrued marketing costs                                                      (136,931)          (216,532)
      Other accrued expenses                                                        329,155            278,868
                                                                               ------------       ------------

          Net cash used by operating activities                                  (4,849,583)        (2,395,916)

Cash flows from investing activities:
     Capital expenditures                                                          (475,182)          (456,357)
     Acquisitions costs                                                          (1,623,342)               --
                                                                               ------------       ------------

          Net cash used by investing activities                                 (2,098,524)          (456,357)
                                                                               ------------       ------------

Cash flows from financing activities:
     Common stock proceeds, net                                                          --            300,000
     Stock options exercised                                                        594,093                --
     Note payable to related party                                                       --          1,200,000
     Revolving line of credit with related party                                         --            500,000
     Payment to LCN                                                                      --           (500,000)
     Payment of note payable to Worldcom                                         (6,383,691)               --
                                                                               ------------       ------------

          Net cash, provided from financing activities                           (5,789,598)         1,500,000
                                                                               ------------       ------------

Decrease in cash and cash equivalents                                           (12,737,705)        (1,352,273)
Cash and cash equivalents at beginning of period                                 44,830,487          2,115,351
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $ 32,092,782       $    763,078
                                                                               ============       ============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                    $      3,915       $    129,444
                                                                               ============       ============
     Note payable for LCN purchase                                             $        --        $  2,000,000
                                                                               ============       ============

     Issuance of stock for acquisitions                                        $ 44,205,004       $        --
                                                                               ============       ============
     Issuance of debt for acquisitions                                         $ 26,500,000       $        --
                                                                               ============       ============
     Purchase of Voice Choice Platform through issuance of note payable        $        --        $    125,000
                                                                               ============       ============
     Debt assumed at acquisition                                               $  6,383,691       $        --
                                                                               ============       ============


   The accompanying notes are an integral part of these consolidated financial statements.

SMARTALK TELESERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.    BASIS OF INTERIM PRESENTATION

The accompanying interim period financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair statement of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted
pursuant to such rules and regulations.   The financial statements should be
read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 and other information included in the Company's Form 10-K and Forms 8-K as filed with the Securities and Exchange Commission.

2.    ACQUISITIONS

On May 28, 1997 the Company acquired SmarTel Communications Inc., a Boston based prepaid promotions phone card company, for 714,286 shares of common stock. On May 31, 1997 the Company acquired GTI Telecom, Inc., a Florida based prepaid phone card company for 2,580,001 shares of common stock and $26,500,000 in subordinated debt. Both of these acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.

3.    LONG TERM DEBT

In connection with the acquisition of GTI Telecom, Inc. the Company incurred $26,500,000 of 10% per annum term notes which mature on June 1, 2001. Interest payments on the note are due quarterly beginning September 1, 1997.

4.    DIVIDENDS

There were no dividends declared or paid for the six months ended June 30, 1997 or 1996.


SMARTALK TELESERVICES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

      SmarTalk provides convenient, easy to use, "cost-effective" telecommunications products and services to individuals and businesses primarily through its SmarTalk Card. The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling as well as enhanced features such as sequential calling, content delivery, speed dial and message delivery. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

      SmarTalk services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

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

      The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering on the NASDAQ national stock market. The Company raised proceeds of $50,471,781 after deducting the underwriting discount and other related costs. A portion of the proceeds were used to repay all of the Company's non-acquisition indebtedness.

      The Company purchased GTI Telecom, Inc. and SmarTel Communications, Inc. (collectively "the Acquisitions") on May 31, 1997 and May 28, 1997, respectively. Both of these companies are in the same business as the Company. The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the Acquisitions are included in the Company's consolidated results of operations from the date of acquisition. Financial comparisons to prior periods are not necessarily meaningful due to the impact of the Acquisitions.

      A significant portion of the Company's business strategy is to pursue additional distribution opportunities through the retail and alternate distribution channels and through strategic acquisitions.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

      Revenue. Revenue increased to $11,796,890 for the quarter ended June 30, 1997 from $2,538,655 for the quarter ended June 30, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness, consumer acceptance, the Acquisitions, and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $4,769,342 in the second quarter of 1997 and $460,000 for the same period last year. In addition, approximately 8.9% of total revenue for the quarter ended June 30, 1997 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 0% for the quarter ended June 30, 1996. Excluding the revenue from the distribution and processing agreement and from breakage revenue, the recharge percentage is 13.7% and 17.3% for the quarters ended June 30, 1997 and 1996, respectively. This percentage decreased year over year as the Company significantly increased its credit card fraud detection procedures.

      Cost of Revenue. Cost of revenue increased to $4,592,836 for the quarter ended June 30, 1997 from $1,929,238 for the quarter ended June 30, 1996. The increase was primarily attributable to greater use of the Company's services and the Acquisitions. The gross profit percentage for the quarter ended June 30, 1997 was 38.9% as compared to 24.0% for the quarter ended June 30, 1996. The gross margin percentage increased due to lower transport costs associated with operating the Company's own platforms and the Company's ability to recognize breakage revenue.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $2,996,050 (or 25.4% of revenue) for the quarter ended June 30, 1997 from $986,321 (or 38.8% of revenue) for the quarter ended June 30, 1996. The decrease as a percentage of revenue was due to revenue growth in 1997. The increased dollar amount was primarily due to the Acquisitions and continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and promotional goods. Additionally, commission expense was higher in 1997 than in 1996 due to increased sales activity.

      General and Administrative Expenses. General and administrative expenses increased to $2,619,144 (or 22.2% of revenue) for the quarter ended June 30, 1997 from $758,051 (or 29.9% of revenue) for the quarter ended June 30, 1996. The increase in dollar amount was primarily due to the Acquisitions, the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1997. General and administrative costs for the quarter ended June 30, 1997 included rent associated with the Company's move into a new office on March 1, 1996, credit card processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses.

      Interest Income (Expense). Interest income, net of interest expense for the quarter ended June 30, 1997 was $356,013 as compared to $(59,559) for the quarter ended June 30, 1996. This increase was primarily due to the interest earned on the Company's cash investments, net of interest expense on acquisition indebtedness, and the subsequent repayment of all of the Company's non-acquisition debt in November 1996.

      Income Tax. The Company had losses for the quarters ended June 30, 1997 and 1996. Accordingly, there was no provision for income taxes.

      Net Loss. As a result of the above items, the net loss decreased to $666,345 for the quarter ended June 30, 1997 from $1,194,514 for the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

      Revenue. Revenue increased to $19,165,223 for the six months ended June 30, 1997 from $3,678,020 for the six months ended June 30, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness, consumer acceptance, the acquisitions and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $8,619,391 and $460,000 for the six months ended June 30, 1997 and 1996, respectively. Revenue generated from recharges comprised approximately 6.0% of total revenue for the six months ended June 30, 1997 compared to 13.4% for the comparable period in 1996. Excluding the revenue from the distribution and processing agreement and from breakage revenue, the recharge percentage is 13.2% and 15.9% for the six months ended June 30, 1997 and 1996, respectively. This percentage decreased year over year as the Company significantly increased its credit card fraud detection procedures.

     Cost of Revenue. Cost of revenue increased to $11,964,802 for the six months ended June 30, 1997 from $2,742,115 for the six months ended June 30, 1996. The increase was primarily attributable to greater use of the Company's services and the Acquisitions. The gross profit percentage for the six months ended June 30, 1997 was 37.6% as compared to 25.4% for the six months ended June 30, 1996. The gross margin percentage increased due to lower transport costs associated with operating the Company's own platforms and the Company's ability to recognize breakage revenue.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $5,541,464 or (28.9% of revenue) for the six months ended June 30, 1997 from $1,643,426 (or 44.7% of revenue) for the six months ended June 30, 1996. The increase in dollar amount was primarily due to the Acquisitions, commissions paid to sales representatives generally and to retailers for recharges, as well as the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds, free promotional goods and the Acquisitions. The decrease as a percentage of revenue was due to increased revenue growth in 1997. Additionally, expense was reduced as the Company received enhanced feature equipment with a net fair-value of $325,810 in exchange for early termination of a facility sublease with a strategic partner.

     General and Administrative Expenses. General and administrative expenses increased to $3,520,375 (or 18.4% of revenue) for the six months ended June 30, 1997 from $1,459,293 (or 39.7% of revenue) for the six months ended June 30, 1996. The increase in dollar amount was primarily due to the Acquisitions, general and administrative expense, amortization of purchase goodwill, and the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1997. Additionally, expense was reduced as the Company received enhanced feature equipment, with a net fair value of $325,810, in exchange for early termination of a facility sublease with a strategic partner.

     Interest Income (Expense). Interest income, net of interest expense for the six months ended June 30, 1997 was $884,776 as compared to $(104,372) for the six months ended June 30, 1996. This increase was primarily due to the interest earned on the Company's cash investments, net of interest expense on acquisition indebtedness, and the subsequent repayment of all of the Company's non-acquisition debt in November 1996.

     Income Taxes. The Company had losses for the six months ended June 30, 1997 and 1996. Accordingly, there was no provision for income taxes.

     Net Loss. As a result of the above items, net loss decreased to $976,642 for the six months ended June 30, 1997 from $2,271,186 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering (the "Offering"), pursuant to which the Common Stock is now listed on the NASDAQ national stock market. The Company raised proceeds of $50,471,781 after deducting the underwriting discount and other related offering costs. A portion of the proceeds were used to repay all of the Company's non-acquisition indebtedness.

      From inception through December 31, 1996, the Company has funded operations primarily from cash generated by operations, borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $(4,849,583) for the six months ended June 30, 1997. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

      On May 28, 1997 the Company issued 714,286 shares of common stock to purchase SmarTel Communications, Inc.

      On May 31, 1997 the Company issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature May 31, 2001 to purchase GTI Telecom, Inc. Interest payments on the note are due quarterly beginning September 1, 1997.

      In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with SCB. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. The credit facility was undrawn at June 30, 1997.

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

                          SMARTALK TELESERVICES, INC.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K.

               10.1 Employment agreement of Erich L. Spangenberg dated April 14, 1997.

               10.2 Telecommunications Services Agreement dated December 1, 1996 by and between WorldCom Network Services, Inc. and GTI Telecom, Inc.*

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               SmarTalk filed a Form 8-K on June 12, 1997 pertaining to the acquisition of SmarTel Communications, Inc. containing item number 2 and item number 7(c) exhibits 2.1, 4.1 and 99.1.

               SmarTalk filed a Form 8-K on June 12, 1997 pertaining to the acquisition of GTI Telecom, Inc. containing item number 2 and item number 7(c) exhibits 2.1, 4.1 and 99.1.

* Confidentiality treatment has been requested and certain sections have been redacted.

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

                                    SmarTalk TeleServices, Inc.
                                    ---------------------------
                                            (Registrant)



Date:  August 14, 1997              By:  /s/ Andrew Folck
                                       ---------------------------
                                           Andrew Folck
                                           Chief Financial Officer