Form 10-Q
period 1997-09-30
SMARTALK TELESERVICES INC
filed 1997-11-14
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1997             Commission File No. 0-21579


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock: Voting, No par value 16,464,300, as of November 10, 1997.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SMARTALK TELESERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                   September 30,           December 31,
                       ASSETS                                                          1997                    1996
                                                                                 -----------------       -----------------
Current assets:
   Cash and cash equivalents                                                     $     150,817,327       $      44,830,487
   Trade accounts receivable, net                                                       11,664,768               2,254,192
   Inventories                                                                           1,487,296                 601,020
   Prepaid expenses                                                                      2,023,768                 327,696
   Other current assets                                                                  4,270,655               1,682,768
                                                                                 -----------------       -----------------
     Total current assets                                                              170,263,814              49,696,163

Non-current assets:
   Property and equipment, net                                                           4,338,795                 744,748
   Goodwill, net                                                                        93,012,218                     --
   Debt issuance costs, net                                                              4,664,977                     --
   Other non-current assets                                                                881,025                  90,509
                                                                                 -----------------       -----------------
     Total assets                                                                $     273,160,829       $      50,531,420
                                                                                 =================       =================



       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $       6,287,733       $       3,527,192
   Deferred revenue                                                                     18,060,812               2,699,640
   Accrued marketing costs                                                                     --                  136,931
   Other accrued expenses                                                                3,752,826                 352,226
   Excise and sales tax payable                                                          3,638,229                     --
   Current portion of long-term debt                                                        60,249                     --
                                                                                 -----------------       -----------------
     Total current liabilities                                                          31,799,849               6,715,989

Long-term debt less current portion                                                    150,951,111                     --
                                                                                 -----------------       -----------------
     Total liabilities                                                                 182,750,960               6,715,989

Shareholders' equity:
   Preferred stock, no par value; authorized 10,000,000 shares;
      no shares issued and outstanding                                                         --                      --
   Common stock, no par value; authorized 100,000,000 shares;
       issued and outstanding 16,433,033 and 12,829,459 shares,
       respectively                                                                     97,879,224              50,786,781
   Accumulated deficit                                                                  <7,469,355>             <6,971,350>
                                                                                 -----------------       -----------------
     Total shareholders' equity                                                         90,409,869              43,815,431
                                                                                 -----------------       -----------------
     Total liabilities and shareholders' equity                                  $     273,160,829       $      50,531,420
                                                                                 =================       =================


The accompanying notes are an integral part of these consolidated financial statements.

                                       2

                          SMARTALK TELESERVICES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     -------------------------------      -------------------------------
                                                        1997               1996               1997               1996
                                                     -----------        ------------      ------------        -----------

Revenue                                              $20,565,622         $ 4,588,844      $ 39,730,845        $ 8,266,864
Cost of revenue                                       11,796,487           3,459,440        23,761,289          6,201,555
                                                     -----------         -----------      ------------        -----------

     Gross profit                                      8,769,135           1,129,404        15,969,556          2,065,309

Sales and marketing                                    4,672,415           1,199,140        10,213,879          2,842,566
General and administrative                             3,667,800           1,010,184         7,188,175          2,469,477
                                                     -----------         -----------      ------------        -----------

     Operating income (loss)                             428,920         (1,079,920)        (1,432,498)        (3,246,734)

Interest income                                          790,142               3,431         1,899,666             28,503
Interest expense                                         740,425              85,695           965,173            215,139
                                                     -----------         -----------      ------------        -----------

     Income (loss) before income taxes                   478,637          (1,162,184)         (498,005)        (3,433,370)
Provision for income taxes                                    --                  --                --                 --
                                                     -----------         -----------      ------------        -----------

     Net income (loss)                               $   478,637         $(1,162,184)     $   (498,005)       $(3,433,370)
                                                     ===========         ===========      ============        ===========

Net income (loss) per share                          $      0.03         $     (0.12)     $      (0.03)       $     (0.37)
                                                     ===========         ===========      ============        ===========

Weighted average number of shares                     16,846,271           9,335,348        14,396,661          9,335,348
                                                     ===========         ===========      ============        ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                          SMARTALK TELESERVICES, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                      Common Stock
                                              -----------------------------       Stock         Accumulated
                                                Shares            Amount       Subscription       Deficit         Total
                                              ----------       ------------    ------------     ------------   ------------
December 31, 1995                              8,824,834       $    315,000    $   (300,000)    $ (1,394,774)  $ (1,379,774)
  Issuance of subscribed shares                      --                 --          300,000              --         300,000
  Purchase of assets of related entity               --                 --              --        (2,464,028)    (2,464,028)
  Compensation under stock options
    issued                                           --              24,000             --               --          24,000
  Proceeds from sale of stock, net of
    costs                                      4,000,000         50,439,595             --               --      50,439,595
  Stock options exercised                          4,625              8,186             --               --           8,186
  Net loss                                           --                 --              --        (3,112,548)    (3,112,548)
                                              ----------       ------------    ------------     ------------   ------------
December 31, 1996                             12,829,459         50,786,781             --        (6,971,350)    43,815,431
  Stock options exercised                        194,287            716,814             --               --         716,814
  GTI Telecom acquisition                      2,580,001         34,830,000             --               --      34,830,000
  SmarTel Communications acquisition              714,286          9,375,004             --               --       9,375,004
  Cardinal Voicecard LTD acquisition             115,000          2,170,625             --               --       2,170,625
  Net Loss                                           --                 --              --          (498,005)      (498,005)
                                              ----------       ------------    ------------     ------------   ------------
September 30, 1997                            16,433,033       $ 97,879,224    $        --      $ (7,469,355)  $ 90,409,869
                                              ==========       ============    ============     ============   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                          SMARTALK TELESERVICES, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   1997               1996
                                                                               ------------       ------------
Cash flows from operating activities:
   Net loss                                                                    $   (498,005)      $ (3,433,370)

Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation                                                                     433,378             51,801
   Amortization                                                                   1,585,785                --
   Provision for bad debt                                                               276                --
   Sublease termination fee                                                        (325,810)               --
   Compensation expense associated with stock options issued                            --              24,000
   Changes in assets and liabilities
    which increase (decrease) cash:
      Accounts receivable                                                        (2,667,337)        (1,506,925)
      Inventories                                                                  (227,061)           104,795
      Prepaid expenses                                                           (3,277,229)           (97,366)
      Other current assets                                                        1,202,037             (9,575)
      Deposits                                                                          --             (63,325)
      Other non-current assets                                                     (726,039)          (318,577)
      Accounts payable                                                           (3,903,643)         1,829,419
      Deferred revenue                                                             (324,247)            55,429
      Accrued marketing costs                                                      (136,931)          (226,359)
      Other accrued expenses                                                      2,987,397            354,100
      Deposit from customer                                                      (4,060,958)               --
      Excise and sales tax payable                                                  711,116                --
                                                                               ------------       ------------
          Net cash used by operating activities                                  (9,227,271)        (3,235,953)
                                                                               ------------       ------------
Cash flows from investing activities:
     Purchase of LCN, net of equipment purchased                                        --            (464,027)
     Capital expenditures                                                        (1,429,976)          (545,809)
     Acquisitions costs                                                          (2,366,458)               --
                                                                               ------------       ------------

          Net cash used by investing activities                                  (3,796,434)        (1,009,836)
                                                                               ------------       ------------

Cash flows from financing activities:
     Common stock proceeds, net                                                         --             300,000
     Stock options exercised                                                        716,814                --
     Note payable to related party                                                      --           1,200,000
     Revolving line of credit with related party                                        --             500,000
     Payment to LCN                                                                     --             (22,943)
     Payment of note payable to Worldcom                                         (6,383,691)               --
     Revolving line of credit with a Bank                                               --             210,000
     Payment on term loan with Pacific Bell Information Services                        --             (50,000)
     Term loan with related party                                                       --             250,000
     Payment on debt issued for acquisition                                     (20,614,686)               --
     Issuance of convertible debt, net of costs                                 145,335,023                --
     Capital lease payments                                                         (42,915)               --
                                                                               ------------       ------------
          Net cash, provided from financing activities                          119,010,545          2,387,057
                                                                               ------------       ------------

Increase (decrease) in cash and cash equivalents                                105,986,840         (1,858,732)
Cash and cash equivalents at beginning of period                                 44,830,487          2,115,351
                                                                               ------------       ------------
Cash and cash equivalents at end of period                                     $150,817,327       $    256,619
                                                                               ============       ============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                                    $    675,205       $    215,139
                                                                               ============       ============
     Note payable for LCN purchase                                             $        --        $  2,000,000
                                                                               ============       ============

     Issuance of stock for acquisitions                                        $ 46,375,629       $        --
                                                                               ============       ============
     Issuance of debt for acquisitions, net                                    $ 20,614,686       $        --
                                                                               ============       ============
     Purchase of Voice Choice Platform through issuance of note payable        $        --        $    125,000
                                                                               ============       ============

   The accompanying notes are an integral part of these consolidated financial statements.

SMARTALK TELESERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.    BASIS OF INTERIM PRESENTATION

The accompanying interim period consolidated financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1996 and other information included in SmarTalk TeleServices, Inc.'s (the "Company") Form 10-K and
Forms 8-K, as filed with the Securities and Exchange Commission.

2.    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SmarTalk TeleServices, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated.

3.    GOODWILL

Costs in excess of fair value of net assets acquired is recorded as goodwill and amortized on a straight-line basis over a twenty year period beginning at the date of acquisition. Amortization expense for the nine months ended September 30, 1997 and 1996 was $1,585,785 and zero, respectively. Amortization expense for the quarter ended September 30, 1997 and 1996 was $1,190,069 and zero, respectively.

4.    LONG TERM DEBT

Long term debt consists of the following at September 30, 1997:

Convertible subordinated notes due September 15, 2004,             $150,000,000
interest payable semi-annually beginning March 15, 1998
at 5 3/4% per annum.

Subordinated notes due June 1, 2001, interest payable                   530,000
quarterly beginning September 1, 1997 at 10% per annum.

Capital lease obligations                                               481,360
                                                                   ------------
    Total                                                           151,011,360
Less - current portion                                                  (60,249)
                                                                   ------------
Long - term portion                                                $150,951,111
                                                                   ============

There was no debt outstanding as of December 31, 1996.

Convertible subordinated notes

The notes are unsecured general obligations of the Company which are subordinated in right of payment. At any time on or after the 90th day following September 17, 1997, the date of issuance, and prior to the close of business on the stated maturity date, unless previously redeemed or repurchased, at a conversion price of $26.25 per share (equivalent to a conversion rate of 38.0952 per $1,000 principal amount of notes) the notes may be converted at the option of the holder into shares of Common Stock of the Company. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at a specified redemption price plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. The Company is required to offer to purchase the notes upon a change of control (as defined) at 100% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. The notes were issued through a 144A placement under the Securities Act. As of September 30, 1997 the Company incurred $4,664,977 of debt issuance costs associated with this placement. This amount is being amortized over the term of the notes.

Subordinated notes due June 1, 2001

The notes are unsecured general obligations of the Company which are subordinated in right of payment. The notes were issued in connection with the GTI Telecom, Inc. acquisition.

Capital lease obligations

Includes office equipment which is leased under capital lease agreements.

5.    ACQUISITIONS

On May 28, 1997 the Company acquired SmarTel Communications Inc., a Boston based prepaid promotions phone card company, for 714,286 shares of common stock. On May 31, 1997 the Company acquired GTI Telecom, Inc., a Florida based prepaid phone card company for 2,580,001 shares of common stock and $26,500,000 in subordinated debt. On August 13, 1997, the Company acquired Cardinal Voicecard LTD, a Toronto, Ontario based Canadian prepaid phone card company, for 115,000 shares of common stock. These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the acquired businesses are included in the Company's consolidated results of operations from the date of acquisition.

6.    PENDING ACQUISITIONS

The Company has entered into a merger agreement to purchase all of the outstanding shares of ConQuest Telecommunications Services Corp ("ConQuest"). This agreement is subject to approval by both companies shareholders. Therefore the Company has filed proxy/prospectus materials with the Securities and Exchange Commission and is awaiting approval thereof. Certain shareholders of ConQuest have granted the Company irrevocable proxies to vote all shares of ConQuest common stock held by them in favor of the merger. ConQuest is located in Dublin, Ohio and is a provider of value-added telecommunications services to businesses and individuals. These services include prepaid calling card services, call center services and international value-added telecommunications services.

On October 22, 1997, the Company entered into a definitive agreement with Frontier Corporation, ("Frontier"), a New York-based long distance phone company, to acquire selected assets of its retail prepaid phone card business. If the pending acquisition is consummated, the Company will pay $35,000,000 in cash, subject to adjustments, to Frontier. Further, the Company may be required to pay Frontier an additional $1,500,000 in the Company's common stock if certain conditions are met.

7.    DIVIDENDS

There were no dividends declared or paid for the nine months ended September 30, 1997 or 1996.

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

      SmarTalk was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, SmarTalk completed the sale of 4,000,000 shares of its stock in a public offering on Nasdaq. SmarTalk raised proceeds of $50,471,781 after deducting the underwriting discount and other costs.

      SmarTalk's revenue originates from: (i) SmarTalk and co-branded prepaid calling card sales through retailers; (ii) recharges of existing prepaid calling cards; (iii) cards sold for promotional marketing campaigns; (iv) corporate sales to businesses; and (v) prepaid calling card services provided to one of SmarTalk's strategic partners, West Teleservices.

      Under sales agreements with the majority of retailers, SmarTalk sells cards to the retailer at a set price. SmarTalk generally invoices the retailer upon shipment of the cards. SmarTalk also offers Pay-on-Sale and Pay-on-Activation programs to retailers whereby the retailers are invoiced upon sale to or activation by a retailer's customer, respectively. Deferred revenue is recognized when the retailer is invoiced. SmarTalk recognizes revenue and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time ("breakage"). SmarTalk also recognizes deferred revenue upon recharge of existing prepaid calling cards and recognizes the revenue upon the usage or expiration of the recharge minutes.

      SmarTalk's cost of revenue consists primarily of the cost of providing long distance services and related enhanced services, as well as the cost of manufacturing and delivering the cards and excise taxes. The cost of providing long distance services represents obligations to carriers that provide minutes of long distance over their networks in order to facilitate use of SmarTalk's product.

      Sales and marketing expenses consist primarily of commissions and advertising costs. SmarTalk pays commissions to its sales representatives based on sales to retailers. SmarTalk also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk Cards sold by each retailer. These commissions are capitalized and amortized based on customer usage. Advertising consists primarily of trade, consumer and cooperative advertising ("co-op"), and Manufacturer's Development Funds ("MDF"). Under the typical co-op advertising program, SmarTalk provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds SmarTalk provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. MDF consists of promotional and marketing funds to access shelf space. Corporation advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers SmarTalk's turnkey merchandising supplies.

      General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees, and other general expenses including depreciation and amortization. Sales and use taxes for the SmarTalk platforms are incurred based on customer usage of long distance minutes which are processed through each of the individual platforms.

      The Company purchased GTI Telecom, Inc., SmarTel Communications, Inc., and Cardinal Voicecard LTD. (collectively "the Acquisitions") on May 31, 1997, May 28, 1997, and August 13, 1997, respectively. The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of the Acquisitions are included in the Company's consolidated results of operations from the date of acquisition. Financial comparisons to prior periods are not necessarily meaningful due to the impact of the Acquisitions.

      A significant portion of the Company's business strategy is to pursue additional distribution opportunities through the retail and alternate distribution channels and through strategic acquisitions.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1996

      Revenue. Revenue increased to $20,565,622 for the quarter ended September
      -------
30, 1997 from $4,588,844 for the quarter ended September 30, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness, consumer acceptance, the Acquisitions, and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $5,147,196 in the third quarter of 1997 and $2,222,897 for the same period last year.

      Recharge revenue for the quarter ended September 30, 1997 and 1996 was $1,607,639 and $427,347, respectively. This increase is attributable to the Acquisitions and increased consumer demand.

      For the three months ended September 30, 1997, SmarTalk recorded $2,020,592 in breakage revenue as compared with $105,730 for the three months ended September 30, 1996. This represented approximately 9.8% and 2.3% of total revenues for the periods then ended, respectively.

      Cost of Revenue. Cost of revenue increased to $11,796,487 for the quarter
      ---------------
ended September 30, 1997 from $3,459,440 for the quarter ended September 30, 1996. The increase was primarily attributable to greater use of the Company's services and the Acquisitions. The gross profit percentage for the quarter ended June 30, 1997 was 42.6% as compared to 24.6% for the quarter ended June 30, 1996. The gross margin percentage increased due to lower transport costs associated with operating the Company's own platforms, the Company leveraging its size, scale and scope and the Company's ability to recognize breakage revenue.

      Sales and Marketing Expenses. Sales and marketing expenses increased to
      ----------------------------
$4,672,415 (or 22.7% of revenue) for the quarter ended September 30, 1997 from $1,199,140 (or 26.1% of revenue) for the quarter ended September 30, 1996. The decrease as a percentage of revenue was due to revenue growth in 1997. The increased dollar amount was primarily due to the Acquisitions and continued expansion of the Company's marketing activities, which include co-op advertising, Manufacturers Development Funds and promotional goods. Additionally, commission expense was higher in 1997 than in 1996 due to increased sales activity.

      General and Administrative Expenses. General and administrative expenses
      -----------------------------------
increased to $3,667,800 (or 17.8% of revenue) for the quarter ended September 30, 1997 from $1,010,184 (or 22.0% of revenue) for the quarter ended September 30, 1996. The increase in dollar amount was primarily due to the Acquisitions, which includes goodwill amortization, and the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1997 and the Company's ability to recognize synergies associated with the Acquisitions.

      Interest Income (Expense). Interest income, net of interest expense for
      -------------------------
the quarter ended September 30, 1997 was $49,717 as compared to $(82,264) for the quarter ended September 30, 1996. This increase was primarily due to the interest earned on the Company's cash investments, net of interest expense on the convertible debt offering and on acquisition indebtedness.

      Income Tax. The Company had income for the quarter ended September 30,
      ----------
1997 which has been offset by losses from previous quarters including the loss for the quarter ended September 30, 1996. Accordingly, there was no provision for income taxes.

      Net Income (Loss). As a result of the above items, the net income
      -----------------
increased to $478,637 for the quarter ended September 30, 1997 from net loss of $1,162,184 for the quarter ended September 30, 1996.

      Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 91,207,466 for the three months ended September 30, 1997 as compared with 23,510,042 for the three months ended September 30, 1996. PIN activations were 1,770,574 and 262,872 for the three months ended September 30, 1997 and 1996, respectively. These increases are due to increased usage of the Company's services and the Acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

      Revenue. Revenue increased to $39,730,845 for the nine months ended
      -------
September 30, 1997 from $8,266,864 for the nine months ended September 30, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness, consumer acceptance, the Acquisitions and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $13,766,587 and $2,682,897 for the nine months ended September 30, 1997 and 1996, respectively.

      Recharge revenue for the nine months ended September 30, 1997 and 1996 was $2,790,361 and $1,019,584, respectively. This increase is attributable to the Acquisitions and increased consumer demand.

      For the nine months ended September 30, 1997, SmarTalk recorded $4,112,422 in breakage revenue as compared with $216,000 for the nine months ended September 30, 1996. This represented approximately 10.4% and 2.6% of total revenues for the periods then ended, respectively.

      Cost of Revenue. Cost of revenue increased to $23,761,289 for the nine
      ---------------
months ended September 30, 1997 from $6,201,555 for the nine months ended September 30, 1996. The increase was primarily attributable to greater use of the Company's services and the Acquisitions. The gross profit percentage for the nine months ended September 30, 1997 was 40.2% as compared to 25.0% for the nine months ended September 30, 1996. The gross margin percentage increased due to lower transport costs associated with operating the Company's own platforms, the Company leveraging its size, scale and scope, and the Company's ability to recognize breakage revenue.

      Sales and Marketing Expenses. Sales and marketing expenses increased to
      ----------------------------
$10,213,879 (or 25.7% of revenue) for the nine months ended September 30, 1997 from $2,842,566 (or 34.4% of revenue) for the nine months ended September 30, 1996. The increase in dollar amount was primarily due to the Acquisitions, and continued expansion of the Company's marketing activities, which include co-op advertising, Manufacturers Development Funds, and free promotional goods. Additionally, commissions were higher in 1997 than in 1996 due to increased sales activity.

      General and Administrative Expenses. General and administrative expenses
      -----------------------------------
increased to $7,188,175 (or 18.1% of revenue) for the nine months ended September 30, 1997 from $2,469,477 (or 29.9% of revenue) for the nine months ended September 30, 1996. The increase in dollar amount was primarily due to the Acquisitions, which includes goodwill amortization, depreciation expense, and the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1997 and the Company's ability to recognize synergies associated with the Acquisitions. Additionally, expense was reduced in the first quarter of 1997 as the Company received enhanced feature equipment with a net fair value of $325,810 in exchange for early termination of a facility sublease with a strategic partner.

      Interest Income (Expense). Interest income, net of interest expense for
      -------------------------
the nine months ended September 30, 1997 was $934,493 as compared to $(186,636) for the nine months ended September 30, 1996. This increase was primarily due to the interest earned on the Company's cash investments, net of interest expense on the convertible debt offering and acquisition indebtedness.

      Income Taxes. The Company had losses for the nine months ended September
      ------------
30, 1997 and 1996. Accordingly, there was no provision for income taxes.

      Net Loss. As a result of the above items, net loss decreased to $498,005
      --------
for the nine months ended September 30, 1997 from $3,433,370 for the nine months ended September 30, 1996.

      Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 181,253,093 for the nine months ended September 30, 1997 as compared with 39,411,135 for the nine months ended September 30, 1996. PIN activations were 2,901,076 and 576,343 for the nine months ended September 30, 1997 and 1996, respectively. These increases are due to increased usage of the Company's services and the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering (the "Offering"), pursuant to which the Common Stock is now listed on the NASDAQ national stock market. The Company raised proceeds of $50,471,781 after deducting the underwriting discount and other related offering costs. A portion of the proceeds were used to repay all of the Company's then existing indebtedness.

      On May 28, 1997 the Company issued 714,286 shares of common stock to purchase SmarTel Communications, Inc.

      On May 31, 1997 the Company issued 2,580,001 shares of common stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 to purchase GTI Telecom, Inc. (the "GTI Notes") Interest payments on the notes are due quarterly beginning September 1, 1997.

      On August 13, 1997 the Company issued 115,000 shares of common stock to purchase Cardinal Voicecard, Ltd.

      In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with SCB. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. The credit facility was undrawn at September 30, 1997.

      On September 17, 1997, SmarTalk issued $150,000,000 in principal amount of convertible subordinated notes. The net proceeds to SmarTalk from the Convertible Subordinated Notes Offering (after deducting the underwriting discounts and estimated expenses) was approximately $145,335,023. SmarTalk used a portion of these proceeds to repurchase $25,970,000 of the outstanding GTI Notes for $20,614,686; the difference of $5,355,314 was recorded as a reduction to goodwill.

      From inception through December 31, 1996, the Company has funded operations primarily from borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $(9,227,271) for the nine months ended September 30, 1997. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

      Additionally, the Company believes that the net proceeds from the convertible subordinated notes offering, together with existing sources of liquidity, will be sufficient to fund its capital expenditures, working capital and other cash requirements through the foreseeable future.

      Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the Offering in October 1996 and the Convertible Subordinated Notes Offering in September 1997. The following table sets forth selected finanical data from the statements of cash flows:

                                               Cash (used in) provided by:
                                               ---------------------------
                                        Operations     Investing     Financing
                                        ----------     ---------     ----------
Nine months ended September 30, 1996   $ (3,235,953)  $(1,009,836)  $  2,387,057
Nine months ended September 30, 1997     (9,227,271)   (3,796,434)   119,010,545
Year ended December 31, 1996             (4,762,535)   (1,169,110)    48,646,781


Working capital, current assets and current liabilities are illustrated in the table below:

                                     Current         Current         Working
                                     Assets          Liabilities     Capital
                                     ---------       -----------     --------
September 30, 1996                  $  3,471,504     $ 8,789,420   $ (5,317,916)
September 30, 1997                   170,263,814      31,799,849    138,463,965
December 31, 1996                     49,696,163       6,715,989     42,980,174

The increase in working capital at September 30, 1997 is directly attributable to the proceeds raised from the debt offering netted against the related changes in deferred revenues recorded from acquisitions, other current liabilities in excess of current assets, and the related cash expended for acquisition costs.

Impact of Inflation

      SmarTalk does not consider inflation to have had a material impact on the results of operations.

                          SMARTALK TELESERVICES, INC.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K.

               10.1  Employment agreement with Gene Russell dated June 11, 1997.

               10.2  Employment agreement with Lauren Becker dated July 30,
                     1997.

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K

               SmarTalk filed Form 8-K on August 15, 1997 pertaining to the acquisition of ConQuest Telecommunications Services Corp. containing item number 2 and item number 7(c) exhibits 2.1, 4.1 and 99.1.

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

                                    SmarTalk TeleServices, Inc.
                                    ---------------------------
                                            (Registrant)



Date:  November 14, 1997            By:  /s/ Andrew Folck
                                       ---------------------------
                                           Andrew Folck
                                           Chief Financial Officer