Form 10-K
period 1997-12-31
SMARTALK TELESERVICES INC
filed 1998-03-31
CIK 1018730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 0-21579

                          SMARTALK TELESERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA (1)                            95-4502740
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

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 5, 1998, was $571,283,991 based on the last sale price on the NASDAQ Stock Market ("NASDAQ") on that date.

  As of March 27, 1998, 22,359,249 shares of the registrant's Common Stock were outstanding.


(1) A proposal to effect the reincorporation of SmarTalk Teleservices, Inc. from California to Delaware was approved by the shareholders of the Company on December 31, 1997. Accordingly, subject to receipt of requisite regulatory approval, the Company's state of incorporation will change from California to Delaware and the Company will be a Delaware corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of SmarTalk's proxy statement for the annual meeting of shareholders to be held on May 15, 1998, to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after the end of the Company's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This Report on Form 10-K contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "target," "estimate," "may," "will," "expect," "plan," "project" or "continue" or the negative thereof or other variations thereon or similar terminology. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

ITEM I. BUSINESS

THE COMPANY

  SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company") was incorporated as a California corporation in 1994 and had limited operations until June 1995. On October 23, 1996, SmarTalk completed a public offering of 4,000,000 shares of its common stock, no par value (the "Common Stock"), which are listed on the NASDAQ national stock market. SmarTalk is one of the largest providers of prepaid telecommunications products and services in North America, offering convenient, easy-to-use and cost-effective telecommunications solutions to individuals and businesses primarily through the SmarTalk TeleServices card (the "SmarTalk Card"). The SmarTalk Card provides consumers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. SmarTalk's services currently include domestic calling, international long distance calling (outbound to more than 200 countries and inbound from more than 30 countries), as well as enhanced features such as speed dial, message delivery, sequential calling, conference calling, content delivery, and voice and fax mailboxes. The SmarTalk Card may be recharged either on-line with a major credit card or, in select retail locations, at point-of-sale, allowing the user to add minutes as needed. Since its inception, the Company has experienced rapid revenue growth and improved operating margins from both internal growth and through acquisitions. See "--Acquisitions." SmarTalk's revenues and minutes decremented increased, respectively, from $453,916 and 2,774,157 for the year ended December 31, 1995, to $15,021,060 and 67,317,886 for the year ended December 31, 1996 and to $71,862,445 and 291,879,909 for the year ended December 31, 1997.

  SmarTalk's primary marketing and distribution focus is to target individuals and small businesses through major national and regional retailers. The SmarTalk Card is sold at select leading U.S. retailers, including: American Stores (which includes Jewel/Osco Combo Stores, Osco Drug Stores, Sav-On Drug Stores, Lucky Stores and Acme Grocery), Bergen Brunswig Drug Company (Good Neighbor Pharmacies), Best Buy, Bradlees, Builders Square, Dominick's Finer Foods, Eckerd Drug, Food4Less, Future Shop, The Good Guys, King Soopers supermarkets, BiLo, Merit Oil, Cub Foods, Nix Check Cashing, Office Depot, Pamida, Penn Daniels, Qwik Shops, Service Merchandise, Ralphs Supermarkets, Staples, Star Market, Stop & Shop, Thrifty Oil, Bartell Drug, Schwegmann's, Fry's, Giant, Goodings, Genovese Drugs, Wegmans, Winn-Dixie Stores, Emro Marketing (Speedway, Starvin' Marvin, United, Bonded, Gastown, Cheker and Wake
Up), SuperAmerica, Spectrum Stores, Pick Kwik Food Stores, Weis Markets, Shoppers Food Warehouse and Marathon Oil. SmarTalk has been able, and intends to continue, to expand its retail network by: (i) leveraging its market position, reputation and brand name recognition; (ii) providing consumers with high quality, convenient and reliable products and services while continually updating the convenience and enhanced features of its products and services;
(iii) increasing awareness among retailers as to the benefits of selling the SmarTalk Card and providing retailers with effective merchandising solutions; and (iv) increasing its international distribution channels.

  Through the acquisition of American Express Telecom, Inc. ("Amex Telecom"), SmarTalk secured distribution rights to approximately 14,000 existing American Express phone card resellers worldwide as well as distribution through the U.S. Postal Service, the National Park Foundation and selected American Express Travel

Related Services Company, Inc. ("Amex TRS") offices. SmarTalk also entered into a joint marketing and technology agreement with Amex TRS under which SmarTalk became the exclusive provider of a co-branded prepaid calling card for American Express, and was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards.

   During 1997, SmarTalk significantly expanded its global presence through the acquisitions of Cardinal VoiceCard Limited, an Ontario, Canada corporation ("Cardinal"), selected assets of DCI Telecommunications, Inc., a Colorado corporation ("DCI"), and ConQuest Telecommunication Services Corp., a Delaware corporation ("ConQuest"). The Cardinal acquisition helped SmarTalk gain entry into Canada, providing access to over 1,700 Canadian storefronts. SmarTalk acquired from DCI a distribution agreement with a subsidiary of WH Smith which provides SmarTalk access to over 55,000 retail outlets in the United Kingdom. All network and switching facilities for SmarTalk's United Kingdom traffic will be provided through an agreement with Norweb Communications, which also provides SmarTalk with additional potential distribution channels in the United Kingdom through Norweb's customer base.

  In the tour and travel industry, SmarTalk has multi-year exclusive agreements with HFS Incorporated ("HFS") (now Cendant Corporation) and Choice Hotels ("Choice"), the two largest hotel franchisers in the United States, to market SmarTalk products and services to such leading national franchises as Avis, Choice, Clarion Hotels, Comfort Inn, Days Inn, EconoLodge, Howard Johnson, Knights Inn, Quality Inn, Ramada, Sleep Inn and Travelodge. SmarTalk also plans to distribute its products through automated teller machines ("ATMs") and vending machines. In addition, SmarTalk markets its products and services to corporate customers by providing co-branded prepaid calling cards for use in corporate and product promotions. SmarTalk has created promotional programs for, among others, AirTouch Cellular, Alltel, American Stores (in conjunction with Kodak and Hallmark Cards), Cellular One, Chase Manhattan Bank, Days Inn, Gillette, the Greater Columbus Convention and Visitors Bureau, Hewlett-Packard, Indiana University, JVC, Knights Inn, Mars Candy, Miller Brewing, Nabisco, the Pittsburgh Symphony Orchestra, Prudential Securities, Ross Laboratories, Smart & Final Iris, Pfizer and Wells Fargo Bank. SmarTalk also markets the SmarTalk Card through direct marketing channels, including the Internet and retailer catalog sales.

  SmarTalk's services are delivered through proprietary switching, application and database access software running primarily on Company owned call switching platforms. Additionally, SmarTalk buys platform switching services from West Teleservices on a per minute basis. The Company intends to migrate its traffic to one call switching platform located in Ohio as part of its restructuring program. The SmarTalk platforms and proprietary software allow users in the system to access SmarTalk services, and provide SmarTalk with the flexibility to customize and add features on a platform-wide basis.

  SmarTalk believes that its principal competitive advantages are its: (i) leading market position and well established reputation and presence among major retailers; (ii) advanced technological infrastructure; and (iii) strong management team, which has extensive marketing, merchandising and telecommunications experience.

PENDING CONSOLIDATION

  SmarTalk believes it can maximize the synergistic opportunities created through its strategic acquisitions by consolidating its corporate functions from seven different cities to Columbus, Ohio, the prior headquarters of ConQuest. This consolidation is expected to be completed by mid-year 1998. In conjunction with the consolidation, Erich Spangenberg has assumed the post of Chief Executive Officer, formerly held by Chairman of the Board of Directors of SmarTalk (the "Board"), Robert Lorsch. Mr. Lorsch remains Chairman of the Board. Additionally, SmarTalk's President, Jeff Lindauer, has assumed the duties of Chief Operating Officer, previously held by Erich Spangenberg.

INDUSTRY OVERVIEW

  The $87 billion U.S. long distance industry is dominated by the nation's three largest long distance providers, AT&T, MCI and Sprint, which together generated approximately 75.3% of the aggregate revenues of all U.S. long distance interexchange carriers in 1996. While industry revenues have grown at a compound annual rate of 6.7% since 1984, the revenues of carriers other than AT&T, MCI and Sprint have grown at a compound annual rate of 26.4% during the same period. As a result, the aggregate market share of all interexchange carriers other than AT&T, MCI and Sprint has grown from 2.6% in 1984 to 24.7% in 1996. During the same period, the market share of AT&T declined from 90.1% to 46.2%.

  The changing market for telecommunications services created an opportunity for the growth of alternative long distance and telecommunications services providers, including prepaid calling card sales. SmarTalk believes that the affordable pricing, convenience and enhanced features of prepaid calling cards have attracted price sensitive consumers, business travelers, international callers and other users of long distance services. The domestic prepaid calling card industry has grown significantly in recent years. Prepaid calling card revenues in the U.S. have grown from an estimated $20 million in 1990 to an estimated $1 billion in 1997, making prepaid calling card services one of the fastest growing segments of the telecommunications industry. Industry sources project the total U.S. prepaid calling card market to reach $2.6 billion in 2001. SmarTalk believes that it is well positioned to capitalize upon the expanding prepaid calling card market due to its strong presence in national retail and alternative distribution channels.

PRODUCTS AND TELECOMMUNICATIONS SERVICES

  Prepaid Calling Card Services. The SmarTalk Card provides consumers with a single point of access to convenient, easy to use, cost-effective telecommunications products and services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The SmarTalk Card enables consumers to place local, long distance and international calls from virtually any touch-tone phone, without the need for coins, operator assistance, collect or other third party billed calls. Consumers can use the SmarTalk Card to place international long distance calls from the U.S. to more than 200 countries at rates that are generally lower than the standard card plan rates currently charged by AT&T, MCI and Sprint or the rate charged for a direct call from a payphone or hotel room. A connection through the SmarTalk Platforms also costs less than a typical operator assisted connection, a collect call, and most major carrier prepaid calling card calls, including AT&T, MCI and the Regional Bell Operating Companies (the "RBOCs"). Consumers can also utilize the SmarTalk Card to make international calls to the U.S. from more than 30 foreign countries. SmarTalk eventually expects to enable consumers to place international calls within, to and from most countries in the world.

  Consumers access the services of the SmarTalk Card by dialing a toll-free number and entering a PIN printed on the back of the card. The system explains the service on a user's first call and guides callers through all of the card's features. Prior to any call being processed, the system informs the caller of the time remaining on the card. The consumer is also notified when there are five minutes and again when there are two minutes of calling time remaining on the SmarTalk Card. Time spent on a call or using the card's enhanced features is automatically deducted from the remaining time on the card or billed to a pre-authorized corporate account. The SmarTalk Card is paid for in advance and issued in specified time increments, typically 30, 60, 120 and 240 minutes, at favorable per minute rates. A SmarTalk Card expires six months after the date such SmarTalk Card is first activated if not recharged, or if not activated by the expiration date printed on such card.

  Consumers access SmarTalk's services through one of the SmarTalk Platforms. The SmarTalk Platforms are designed in a manner which allows SmarTalk to customize or add features and services to the SmarTalk Card on a platform-wide basis. Generally, calls accessing enhanced telephonic features are charged for such access as disclosed by computerized voice prompts at the time such features are being accessed. SmarTalk attempts to design and develop enhanced services in order to increase the marketability of the SmarTalk Card and satisfy consumer requirements. SmarTalk believes that offering enhanced services will attract additional consumers to SmarTalk's services, promote brand loyalty and result in additional product usage. See "--The SmarTalk Platforms."

  Consumers are currently provided with the option of accessing the following services:

  Speed Dial. Consumers can create their own personal speed dial directory which can then be accessed each time the consumer uses the PIN on which the directory has been created. This feature permits consumers to place calls to any of nine frequently dialed numbers by pressing two buttons. Currently, SmarTalk provides a first-time user of a particular PIN with a limited amount of free time to set up their personal speed dial directory. The personal speed dial directory created by the consumer is inaccessible to the consumer once all of the prepaid minutes on the SmarTalk Card associated with the directory have been utilized. SmarTalk believes that the speed dial feature increases the likelihood that consumers will recharge their SmarTalk Cards in order to retain their personal speed dial directory.

  Message Delivery. Consumers can record a message for the recipient of a call if the recipient does not answer or if the line is busy. SmarTalk's system will make multiple attempts to deliver the message over a period of six hours, and then notify the consumer the next time the consumer accesses SmarTalk's system whether the message was delivered and, if so, the time at which it was delivered.

  Sequential Calling. Consumers can make additional calls without exiting the platform and entering it again. SmarTalk believes that this feature encourages users to place multiple phone calls each time they use their SmarTalk Cards.

  Conference Calling. Consumers can initiate conference calls from virtually any touch-tone phone by adding a third party to the call. The conference calling feature is automated and does not require operator assistance. Voice prompts assist the consumer through the procedure to establish the conference call. A consumer using the conference calling feature is deducted time on two outbound calls, therefore leveraging the cost to SmarTalk of one inbound call. See "--The SmarTalk Platforms."

  Content Delivery. Consumers are able to access headline news, sports updates, weather reports and other information updates, provided by SmarTalk through a digital feed from several selected on-line suppliers. These services are frequently updated, and the information is accessible by a series of means presented to the consumer via voice prompts. Information is first presented in a general format, with the consumer then being given the option to retrieve more detailed information on the topic selected.

  Voice and Fax Mailboxes. SmarTalk offers consumers a secure, personalized voice mailbox on selected cards which allows them to receive, retrieve, save and delete voice mail messages from virtually any touchtone phone. SmarTalk also offers consumers fax mailbox capability on selected cards which allows consumers to receive, store and retrieve facsimile transmissions at any time by forwarding the facsimiled information to any facsimile machine or personal computer in the U.S. and certain parts of the world. The fax mailbox provides consumers with the convenience of controlling the time and location of receipt of facsimile transmissions, enhancing the consumer's ability to receive confidential facsimiles and receive facsimiles at multiple or changing locations. Each time the consumer accesses his or her SmarTalk Card, the consumer is notified if there are any new voice mail messages or facsimiles. The consumer also has the ability to elect to be notified of waiting facsimiles.

  Online Recharge. SmarTalk has developed on-line recharge of the SmarTalk Card which allows consumers to increase the number of minutes available on the SmarTalk Card without purchasing a new SmarTalk Card by using a major credit card, at rates up to $0.35 per minute. Online recharge is designed to enable SmarTalk to make direct sales to consumers, to provide incentives to retailers to maintain SmarTalk as the exclusive supplier to the retailer and to create brand loyalty. With respect to recharge sales, SmarTalk continues to offer volume discounts, whereby consumers from time to time receive "free minutes" when recharging for the maximum time permitted and utilizes on-line advertising, in which a consumer is prompted to recharge his or her card. Online recharge can be accessed through live operators and at selected points-of-sale.

  In addition to the SmarTalk Card, SmarTalk currently offers prepaid co-branded and private label cards, which provide all or some of the services available through the SmarTalk Card. SmarTalk also provides prepaid calling card services to one of its strategic partners and certain other third parties.

MARKETING AND DISTRIBUTION

  SmarTalk primarily markets its services through two distribution channels
(i) sales to retailers; and (ii) sales through the alternate distribution channel which includes tour and travel, vending and cash machines, stand alone promotions and direct response sales.

  Retail Channel. SmarTalk's primary marketing and distribution focus is to target individuals and small businesses through major national and regional retailers. SmarTalk's retail distribution channel encompasses diverse categories of retailers ranging from convenience stores to food and drug stores, department stores, mass merchandisers, office superstores and consumer electronics retailers. SmarTalk markets and distributes the SmarTalk Card nationwide to retailers both through a direct sales force and through its national sales organization of independent manufacturers' representatives which utilizes its relationships with retailers to introduce the SmarTalk Card and its services. SmarTalk believes that its broad retail distribution has resulted in SmarTalk becoming a leading brand at the retail level.

  Currently, the SmarTalk Card is sold at selected retail locations throughout the U.S., including locations operated by the following leading retailers:
American Stores (which includes Jewel/Osco Combo Stores, Osco Drug Stores and Sav-On Drug Stores, Lucky Stores and Acme Grocery), Bergen Brunswig Drug Company (Good Neighbor Pharmacies), Best Buy, Bradlees, Builders Square, Dominick's Finer Foods, Eckerd Drug, Food4Less, Future Shop, The Good Guys, King Soopers supermarkets, Nix Check Cashing, Office Depot, Pamida, Penn Daniels, Qwik Shops, Service Merchandise, BiLo, Merit Oil, Cub Foods Ralphs Supermarkets, Staples, Star Market, Stop & Shop, Thrifty Oil, Bartell Drug, Schwegmann's, Fry's, Giant, Goodings, Genovese Drugs, and Wegmans. Through the ConQuest acquisition, SmarTalk gained distribution through such leading national and regional retailers as Winn-Dixie Stores, Emro Marketing (Speedway, Starvin' Marvin, United, Bonded, Gastown, Cheker and Wake Up), SuperAmerica, Spectrum Stores, Pick Kwik Food Stores, Weis Markets, Shoppers Food Warehouse and Marathon Oil. Also, included in this channel is the distribution gained through the AmEx Telecom acquisition which gives the company the right to market its products in approximately 14,000 U. S. Postal Service locations.

  SmarTalk believes its success to date in rapidly expanding its retail network is attributable to management's ability to increase retailers' awareness of the profit potential of offering telecommunications services, the minimal space involved in offering the SmarTalk Card at retail and the ability of the SmarTalk Card to generate ongoing residuals for retailers through participation in recharge revenues. Unlike most products sold by retailers, the SmarTalk Card allows retailers to generate revenues beyond the initial sale of the SmarTalk Card by providing an ongoing revenue stream based on the number of minutes recharged on any SmarTalk Card sold by that retailer, so long as the retailer continues to offer the SmarTalk Card. SmarTalk believes that this program increases retailer loyalty to SmarTalk and creates a barrier for the retailer to switch to other prepaid calling cards. SmarTalk also uses computerized voice prompts to encourage the consumer to utilize the recharge option.

  In furtherance of its strategy, SmarTalk provides: (i) turnkey merchandising materials that include the availability of customized cards and retail packaging and complete display and signage systems making display of the SmarTalk Card easy; (ii) retail promotion programs in which SmarTalk and the retailer share the costs of the promotion; and (iii) access to marketing information from the SmarTrac System.

  SmarTalk's turnkey merchandising and marketing program includes the availability of customized retail packaging and customized display and signage systems, as well as providing store detailing teams to facilitate the use of such packaging, display and signage systems.

  SmarTalk uses a combination of in-house and independent sales representatives to service its customers. Currently, SmarTalk is in the process of refining its retail sales and marketing program further to increase penetration of grocery, drug, convenience, office supplies and electronics retailers, and has reorganized its retail sales force to support this strategy. Each retail segment will be headed by a regional sales and marketing executive. In-house and independent sales and marketing representatives will focus on specific retail segments based upon their experience, expertise, and relationships in those specific segments.

  SmarTalk's retail marketing programs include various forms of co-op advertising and other incentive programs to access shelf space and display areas. SmarTalk believes that these programs, together with the residual revenues from recharge and SmarTalk's turnkey merchandising and marketing programs, create ongoing retailer involvement in support of marketing the SmarTalk Card.

  Retailers also benefit from the SmarTrac System, which enables SmarTalk to provide certain demographic information to a retailer on its consumers who utilize SmarTalk's services. This provides the retailer with valuable demographic data which it can use in formulating its marketing strategy. In addition, the SmarTrac System provides the retailer with the ability to deliver custom audio information, such as store openings and store advertisements, to the retailer's consumers when they access SmarTalk's system.

  Tour and travel distribution: SmarTalk recently entered into multi-year exclusive agreements with HFS and Choice, to market products and services to such leading national franchises as Avis, Choice, Clarion Hotels, Comfort Inn, Days Inn, EconoLodge, Howard Johnsons, Knights Inn, Quality Inn, Ramada, Sleep Inn, and Travelodge.

  Vending and cash machine distribution: SmarTalk is supplying prepaid cards to be distributed through cash and vending machines located in certain Simon DeBartolo Group properties, including the Mall of America and the Forum Shops.

  Stand alone promotions: SmarTalk markets the SmarTalk Card and co-branded prepaid cards for use in promotional marketing, including sales for corporate or product promotional campaigns, direct marketing programs, warranty registration or customer service programs and premium rewards for consumers. SmarTalk has created promotional programs for AirTouch Cellular, Alltel, American Stores (in conjunction with Kodak and Hallmark Cards), Cellular One, Chase Manhattan Bank, Days Inn, Gillette, the Greater Columbus Convention and Visitors Bureau, Hewlett-Packard, Indiana University, JVC, Knights Inn, Mars Candy, Miller Brewing, Nabisco, the Pittsburgh Symphony Orchestra, Prudential Securities, Ross Laboratories, Smart & Final Iris, Pfizer and Wells Fargo Bank. Similarly, corporate customers can utilize SmarTalk for warranty registration programs by inviting consumers to phone in their information to a dedicated toll free number rather than completing a warranty registration card.

  Direct response distribution: SmarTalk maintains a home page on the Internet to provide the consumer with information as to the benefits of the SmarTalk Card, as well as to market directly the SmarTalk Card. SmarTalk also generates revenue through retailer catalogue sales.

THE SMARTALK PLATFORMS

  Consumers access SmarTalk's network through the SmarTalk platforms. The SmarTalk platforms are accessible from virtually any touch-tone telephone in the U.S. and can communicate with telephones, personal computers, facsimile machines and pagers. The SmarTalk platforms feature multiple switches, thousands of inbound and outbound access ports for prepaid and corporate calling services, as well as voice response applications, high-speed database servers, voice recording capability and credit card verification software, among other capabilities. This structure provides SmarTalk's consumers with high capacity and reliable telecommunications products and services.

  The SmarTalk platforms are controlled by proprietary database access software, designed to be versatile and adaptable and to work with the SmarTalk platforms to provide users with efficient and reliable services.

SmarTalk's proprietary software allows the SmarTalk platforms to be easily expandable so that, as usage increases or new SmarTalk services are developed, the SmarTalk platforms may evolve with the rest of SmarTalk's services. SmarTalk believes that the SmarTalk platforms will be capable of processing all of SmarTalk's anticipated usage requirements. The modular and scaleable design of the SmarTalk platforms and the related software allows expansion of network capacity without requiring replacement of existing hardware of software or interrupting service.

  SmarTalk acquired the VoiceChoice platform from Pacific Bell Information Services ("PBIS") in 1996. Located in San Francisco, the VoiceChoice platform supports the SmarTalk Card as well as other interactive voice response applications. The VoiceChoice Platform is an integrated call processing system, in which calls are carried on the VoiceChoice platform by T1 circuits from MCI and are presented to either of two Summa Four switches. Traffic is split evenly between the Summa switches to provide redundancy. Incoming calls to the VoiceChoice platform are answered by a Summa Four switch, which is connected to voice response units ("VRUs"). The VRUs, in turn, interact with an Oracle database server that stores all user information. Resident on the switch is the software and hardware necessary to allow the switch to interact with, and accept input from consumers. The VoiceChoice platform software prompts consumers for their PIN. The software validates this information by querying the database of active PINs, and verifying that only one consumer is connected to the SmarTalk platforms using this PIN. Once the consumer has been identified, the software instructs the switch to present the consumer with various options, which the consumer can access by responding to voice prompts. If the consumer chooses to place an outbound telephone call, the software transmits the call over lines provided by the resident long distance provider. The voice response boxes are connected directly to SmarTalk's outbound long distance services providing SmarTalk's consumers fast processing of their telephone calls. The system is monitored by on-site analysts 24 hours a day to detect any potential problem. This traffic will be migrated to the Ohio platform pursuant to the Company's restructuring plan.

  SmarTalk recently acquired the Ohio platform through the ConQuest acquisition. Located in Columbus, Ohio, the Ohio platform consists of one domestic/international IXC switch, a Northern Telecom DMS 250 switch and five programmable EXCEL LNX-2000 switches. These six all-digital switches are linked together using ISDN, out-of-band signaling, DS-1 circuits and connected to a Sun Microsystems UNIX switch server via multiple digital DS-1 circuits and high-speed LAN connections.

  The San Antonio call processing platform and the back-up Omaha call processing platform are owned and operated by West Teleservices and are similarly configured for high speed, capacity and reliability. West Teleservices provides interstate and international long distance services to SmarTalk through its agreement with AT&T. In addition, SmarTalk has added access to MCI service to the platforms maintained by West Teleservices. SmarTalk's call processing centers are redundant within themselves and, in certain instances, with each other. SmarTalk intends to develop database portability between the different platforms, thus ensuring redundancy in the event of a major technical or network problem at any of the facilities.

SMARTALK CUSTOMER SERVICE

  SmarTalk believes that effective and convenient customer service is essential to attracting and retaining consumers. SmarTalk's customer service department is responsible for assisting consumers in using SmarTalk's services, answering questions about usage and resolving billing related issues and any technical problems. SmarTalk provides on-line customer support that is available 24 hours a day, 7 days a week, at the touch of a button. Customer service representatives can access detailed usage records through the SmarTalk System in order to answer efficiently consumers' questions or resolve consumers' concerns. In addition, SmarTalk can identify calling activity by originating or destination phone numbers or other parameters. SmarTalk also maintains a secondary corporate level customer service organization in SmarTalk's offices to address unique customer service requests which are not handled while a caller is in the system.

RESEARCH AND DEVELOPMENT

  SmarTalk plans to leverage its existing sales, marketing and technological infrastructure to develop and market new products and services to consumers. Currently, SmarTalk is developing for sale at retail a branded or co-branded prepaid wireless product for use in conjunction with wireless handsets. This product would give existing and new wireless consumers the opportunity to take advantage of cost-effective and controlled wireless services on a prepaid basis.

  SmarTalk is also developing a port-less prepaid switch which is a unique technology within the telecommunications industry. It will enable SmarTalk to transform its current interactive voice response prepaid network into a fiber back-bone based switched network. The result is a transfer from a very port intensive architecture that receives and sends calls through a main telephonic switch to a switch which allows prepaid call control across fiber data circuits.

  Both the prepaid wireless and the portless switching technologies were acquired in the ConQuest acquisition. At the acquisition date this research and development activity was considered to be in process and without alternative future use. Accordingly, the Company recorded a $39,186,000 one-time noncash charge during 1997 to record this expense.

  SmarTalk also plans to increase the enhanced features and services of the SmarTalk Card by, for example, offering on selected cards a combined source for voice and fax mailboxes and e-mail messaging. In addition, SmarTalk is exploring the possibility of increasing the convenience of the SmarTalk Card by introducing voice recognition technology.

COMPETITION

  As a service provider in the long distance telecommunications industry, SmarTalk competes with numerous providers, including MCI, AT&T and Sprint. SmarTalk attempts to differentiate itself from its competitors by offering an integrated bundle of communications services through advanced telecommunications hardware and proprietary software and distributing these services primarily through retail channels, as well as a growing number of additional distribution channels. SmarTalk believes that its principal competitive advantages are its: (i) well-established presence among major national and regional retailers; (ii) advanced telecommunications infrastructure including the SmarTalk Platforms and proprietary SmarTrac System; and (iii) management team, which has extensive marketing and merchandising expertise. SmarTalk believes that the principal competitive factors affecting the market for telecommunications services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The ability of SmarTalk to compete effectively in the telecommunications services industry will depend upon SmarTalk's continued ability to provide high quality services at prices generally competitive with, or lower than, those charged by its competitors.

GOVERNMENT REGULATION

  SmarTalk is currently subject to federal and state government regulation of its long distance telephone services. SmarTalk is regulated at the federal level by the Federal Communications Commission ("FCC") and is currently required to maintain both domestic interstate and international tariffs for its services, each containing the currently effective rates, terms, and conditions of service. SmarTalk is duly authorized under Section 214 of the Communications Act of 1934, as amended, to provide international telecommunications services. The intrastate long distance telecommunications operations of SmarTalk are also subject to various state laws and regulations, including prior certification, notification, registration requirements and tariff approval. SmarTalk generally must obtain and maintain certificates of public convenience and necessity from regulatory authorities in most states in which it offers service. In most of these jurisdictions, SmarTalk must file tariffs and obtain tariff approval prior to providing intrastate services. In addition, SmarTalk must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the long distance services offered by SmarTalk. The FCC and numerous state agencies also impose prior approval requirements on transfers of control and assignments of certain regulatory authorities.

  Federal. On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which will allow local exchange carriers, including the RBOCs, to provide inter-local access and transport area ("inter-LATA") long distance telephone service and which, after certain criteria are fulfilled, also grants the FCC the authority to deregulate other aspects of the telecommunications industry. This legislation may result in increased competition in the industry, including from the RBOCs, in the future. The Telecommunications Act has effectively opened the long distance market to competition from the RBOCs. The entry of these well-capitalized and well-known entities into the long distance market will likely increase competition for long distance consumers. The Telecommunications Act also grants the FCC the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC and authorized by the FCC and authorized by the courts, facilitate the offering of telecommunications services by substantially larger regulated entities, including the RBOCs, in competition with SmarTalk. Although the FCC has promulgated rules to implement the Act's interconnection and pricing provisions, several of the FCC's rules have been vacated by the Court of Appeals for the Eighth Circuit, and are now pending review on appeal. If the Eighth Circuit's decision is left to stand, the states would retain significant authority to establish several of the Act's pricing provisions, in particular.

  SmarTalk is classified by the FCC as a non-dominant carrier. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The FCC also has the authority to impose more stringent regulatory requirements on SmarTalk and to change its regulatory classifications, although such action is highly unlikely. SmarTalk has applied for and received all necessary authority from the FCC to provide domestic interstate and international telecommunications service. SmarTalk has been granted authority by the FCC to provide international telecommunications services through the resale of switched services of U.S. facilities-based carriers. The FCC reserves the right to condition, modify or revoke such international authority for violations of the Federal Communications Act or its rules.

  Both domestic and international non-dominant carriers currently must maintain tariffs on file with the FCC. Although the tariffs of non-dominant carriers, and the rates and charges they specify, are subject to FCC review, they are presumed to be lawful and are seldom contested. Prior to a recent court decision, domestic non-dominant carriers were permitted by the FCC to file tariffs with a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. In reliance on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant domestic carriers, SmarTalk previously had filed reasonable range of rates schedules in its FCC tariff. Currently, however, the Company files tariffs with the FCC specifically describing rates and charges of its products. As an international non-dominant carrier, SmarTalk is required to include detailed rate schedules in its international tariffs. The Company is also required to submit annual international service and revenue reports to the FCC. Resale carriers are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carriers, limit the use of "800" numbers for pay-per-call services, require disclosure of operator services and restrict interlocking directors and management.

  On March 21, 1996, the FCC initiated a rulemaking proceeding in which it proposes to eliminate the requirement that non-dominant interstate carriers such as SmarTalk maintain tariffs on file with the FCC for domestic interstate services. These rules have been appealed and are currently stayed pending the result of litigation.

  The Telecommunications Act of 1996 mandated the establishment of Universal Service for the promotion of nationwide access to telecommunications services in rural, insular and high cost areas that are reasonably comparable in price and type to those found in urban areas and the promotion of access to advanced services for schools, libraries and certain health care providers. Telecommunications providers of interstate services, including payphone aggregators and private network operators that offer service to others for a fee on a non-common carrier basis, must contribute toward the funding of Universal Service. Certain government and public safety entities are exempt, as are entities whose contribution would be less than $100.00 per year. Although the Company's competitors will be similarly situated, the Universal Service Fund annual assessment may have a material adverse effect on the long term financial condition of the Company.

  The Telecommunications Act (Section 276) further mandated that the FCC promulgate rules to establish a per call compensation plan to ensure that all payphone providers are fairly compensated for each completed intrastate and interstate payphone initiated call, including calls on which payphone providers had not heretofore received compensation. Such calls included those placed to toll free numbers (800/888) such as operator-assisted and prepaid calling card calls and calls placed through network access codes. In September 1996, the FCC promulgated rules to implement Section 276 which established a three-phase compensation plan for pay phone providers. Under the first phase, interexchange carriers with annual toll revenues of more than $100 million were to pay a total of $45.85 per payphone per month for all toll free and access code calls for the first year, commensurate with their portion of total interexchange revenues. All switched-based and facilities-based interexchange carriers were to pay $0.35 per call to each payphone provider during the second year (although payments could subsequently be recovered from resellers by the carriers), after which per call compensation rates were to be left to individual market-driven rates negotiated between payphone providers and interexchange carriers. On July 1, 1997, the D.C. Circuit Court of Appeals vacated significant portions of the FCC's rules, including the $0.35 per call rate which was found to be arbitrary and capricious, and remanded the matter to the FCC for reconsideration. On remand, the FCC, in September 1997, established a two-year "default" compensation rate of $0.284 per payphone-originated toll free or access code call. At the end of the two year interim period, the per call payphone compensation rate will be the deregulated market-based local coin rate less $0.066. This amount is payable by all "switch-based" interexchange carriers (but again may be passed through to non-facilities-based resellers). The revised FCC's rules became effective on October 7, 1997, but continue to be subject to regulatory and legal challenges. SmarTalk is unable to predict whether this regulation or other potential changes in the regulatory environment could have a material adverse effect on SmarTalk.

  State. The intrastate long distance telecommunications operations of SmarTalk are subject to various state laws and regulations, including prior certification, notification, registration and/or tariff requirements. In certain states, prior regulatory approval may be required for changes in control of telecommunications operations. SmarTalk is currently subject to varying levels of regulation in the states in which it provides card services (which are generally considered "1+" services by the states). The vast majority of states require SmarTalk to apply for certification to provide telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of the states require SmarTalk to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers and assignments of carrier assets, including consumer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including, for example, the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

  SmarTalk has made the filings and taken the actions it believes are necessary to become certified or tariffed to provide intrastate card services to consumers throughout the U.S. SmarTalk is certified to do business as a foreign corporation in the 49 states outside of its state of incorporation, and has received authorization to provide intrastate telecommunications services in all states where certification is required. There can be no assurance that SmarTalk's provision of services in states where it is not licensed or tariffed to provide such services will not have a material adverse effect on SmarTalk.

ACQUISITIONS

  Amex Telecom. On December 31, 1997, SmarTalk acquired Amex Telecom, a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation and Amex Travel and Foreign Exchange ("AmEx TSO's") offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, AmEx TRS. SmarTalk purchased the profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to AmEx TSOs worldwide, distribution through the U.S. Postal Service and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement American Express Company agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997. The Company has recorded this amount as a reduction to the purchase price and a receivable of $2,570,000 at December 31, 1997.

  ConQuest. On December 3, 1997, SmarTalk entered into an interim operating agreement which transferred all risks and rewards from ConQuest to SmarTalk. SmarTalk assumed responsibility for operating the ConQuest business and the employees of ConQuest became employees of SmarTalk on this date. On December 31, 1997, SmarTalk acquired 100% of ConQuest's outstanding common stock. In consideration for each outstanding share of ConQuest common stock, ConQuest stockholders received 7.63 shares of SmarTalk Common Stock (approximately 4.5 million shares of Common Stock in total). SmarTalk also assumed $6,139,679 of ConQuest's debt. Additionally, in connection with this acquisition SmarTalk paid $350,000 in cash in 1997 and issued 215,569 shares of Common Stock in January 1998 to obtain an agreement and mutual release from a group of individuals that had brought a lawsuit against ConQuest prior to the acquisition. ConQuest is a developer and marketer of prepaid calling cards and other enhanced telecommunication services and technology, including domestic and international calling services for the tour and travel industry. The acquisition of ConQuest added significantly to SmarTalk's technological infrastructure, customer base, platform operations and management infrastructure.

  Frontier Selected Assets. On December 9, 1997, SmarTalk acquired selected assets ("Frontier Selected Assets") of the retail prepaid phone card business of Frontier Corporation, a New York corporation ("Frontier"). In consideration for the Frontier Selected Assets, SmarTalk paid $35 million in cash and 65,568 shares of Common Stock which represented a contingent payment to Frontier. The acquisition of the Frontier Selected Assets added to SmarTalk's size, scale and scope, and helped establish SmarTalk's presence on the East Coast.

  Cardinal VoiceCard, Ltd. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace.

  GTI Telecom, Inc. ("GTI") On May 31, 1997, SmarTalk issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 (the "GTI Notes") to purchase this Florida based company. $25,970,000 of the GTI Notes were repaid in September 1997 at $20,614,686. The difference of $5,355,314 was recorded as a reduction to goodwill. This acquisition expanded the Company's customer base and added human resource, technical and manufacturing infrastructure.

  SmarTel Communications, Inc. On May 28, 1997, the Company acquired SmarTel Communications, Inc., a Delaware corporation ("SmarTel") operating as a Boston based prepaid promotions phone card company, for 714,286 shares of Common Stock.

  LCN, Inc. assets In January 1996, the Company entered into an agreement to purchase certain assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole shareholder is the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in a manner similar to a capital distribution.

  The following table sets forth the relevant transactions recorded in connection with each acquisition:

                                                                 FRONTIER
                                                                 SELECTED       AMEX
                            SMARTEL        GTI       CARDINAL     ASSETS       TELECOM     CONQUEST       TOTAL
                          -----------  -----------  ----------  -----------  -----------  -----------  ------------
Issuance of Common
 Stock..................  $ 9,375,004  $34,830,000  $2,170,625  $ 1,594,155  $       --   $64,528,441  $112,498,225
Issuance of debt                  --    21,144,686         --                                            21,144,686
Cash payments...........          --           --          --    35,000,000   44,000,000          --     79,000,000
Litigation settlement...          --           --          --           --           --     4,500,003     4,500,003
Acquired research and
 development in process.          --           --          --           --           --   (39,186,000)  (39,186,000)
Acquired intangibles....          --           --          --           --           --   (20,489,000)  (20,489,000)
Acquisition related
 receivable.............          --           --          --           --    (2,570,000)         --     (2,570,000)
Acquisition related
 transaction costs......      707,732    1,579,140      55,252    1,331,951    1,014,225    1,545,335     6,233,635
                          -----------  -----------  ----------  -----------  -----------  -----------  ------------
                           10,082,736   57,553,826   2,225,877   37,926,106   42,444,225   10,898,979   161,131,549
Less: net assets
 acquired...............   (2,746,880) (20,284,759) (1,083,289) (14,326,241)  (1,272,099)     450,919   (39,262,349)
                          -----------  -----------  ----------  -----------  -----------  -----------  ------------
Goodwill................  $12,829,616  $77,838,585  $3,309,166  $52,252,347  $43,716,324  $10,447,860  $200,393,898
                          ===========  ===========  ==========  ===========  ===========  ===========  ============

  All of the Acquisitions have been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on fair values as of the acquisition date. Additionally, the operating results of the acquired companies have been included in the SmarTalk consolidated results since the date of the Acquisitions.

  Approximately $39,186,000 of the aggregate ConQuest acquisition purchase price was allocated to in-process technology and immediately charged to expense as such in-process technology had not reached a stage of technological feasibility and had no alternative future use. Approximately, $20,489,000 of this acquisition's purchase price was allocated to specifically identifiable intangible assets such as customer base, existing core technology, and assembled work force and is being amortized over three to ten years.

  There can be no assurance that the anticipated benefits of the Amex Telecom acquisition, the ConQuest acquisition, the acquisition of the Frontier Selected Assets, the Cardinal acquisition, the GTI acquisition or the SmarTel acquisition (collectively the "Acquisitions") will be realized or that the combination of SmarTalk, Amex Telecom, ConQuest, the Frontier Selected Assets, Cardinal, GTI and SmarTel will be successful.

  The following unaudited pro forma summary presents the Company's combined results as if the Acquisitions occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods:

                                                             UNAUDITED
                                                           DECEMBER 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
      Revenue....................................... $158,706,649  $105,113,067
                                                     ============  ============
      Net loss...................................... $(23,314,978) $(40,064,669)
                                                     ============  ============
      Net loss per share............................ $      (1.11) $      (2.28)
                                                     ============  ============

  Pro forma results do not include the $25,000,000 restructure charge or the in-process research and development charge of $39,186,000.

RAW MATERIALS

  Customers' calls are carried primarily by AT&T (accessed through West Teleservices), WorldCom, Telco, Frontier and MCI. The Company obtains long distances services pursuant to supply agreements with MCI, WorldCom and Frontier. The Company uses various vendors to manufacture its plastic phone cards. Management believes the supply of raw materials is adequate to meet the Company's needs.

PATENTS AND TRADEMARKS

  The Company holds all patents, trademarks, and all other similar licenses and rights to intellectual property which it believes are material to the conduct of its business.

SEASONALITY

  The Company experiences increased usage of its products and services during major holidays such as Christmas and Mother's Day. Christmas day was the Company's highest use day in 1997, 1996 and 1995.

DEPENDENCE ON MAJOR CUSTOMERS

  Certain of the Company's retail customers have, from time to time, accounted for a significant percentage of SmarTalk's revenue. Based upon the value of shipments of SmarTalk Cards to retailers ("Retailer Shipment Value"), Jack Eckerd Drug Co. accounted for approximately 0%, 0% and 16%, respectively, American Stores accounted for approximately 78%, 13% and 6%, respectively, and Office Depot accounted for approximately 0%, 19% and 6%, respectively, of the total Retailer Shipment Value for the years ended December 31, 1995, 1996 and 1997. No other retailer accounted for more than 10% of Retailer Shipment Value in more than one quarter during any of such periods.

BACKLOG

  The Company has no backlog.

RESEARCH AND DEVELOPMENT

  Except for the charge for acquired research and development in process for the year ended December 31, 1997, no additional expenditures were required for research and development for the years ended December 31, 1997, 1996 and 1995.

EMPLOYEES

  As of March 26, 1998, SmarTalk employed approximately 540 persons on a full-time basis. None of SmarTalk's employees are members of a labor union or are covered by a collective bargaining agreement. SmarTalk believes that its relations with its employees are good. Additionally, SmarTalk believes that its future success will depend on its ability to attract and retain highly skilled and qualified employees to meet management and other requirements from time to time. See "Pending Consolidation."

ENVIRONMENTAL PROTECTION

  SmarTalk believes that its operations do not present any significant risks to the environment and, therefore, no material capital expenditures were or are expected to be required for environmental protection.

ITEM 2. PROPERTIES

  The Company leases facilities at the following locations:

                               SQ
   LOCATION                   FEET  DESCRIPTION
   --------                  ------ -----------
   Los Angeles, California   13,439 Corporate offices
   Dublin, Ohio              17,800 Administration and platform operation
   Butler, Pennsylvania      13,500 Customer service
   Winter Park, Florida      28,417 Administration and manufacturing
   Boston, Massachusetts      4,856 Sales
   Toronto, Canada            2,856 Sales
   San Francisco, California  5,478 Platform operations
   Boca Raton, Florida        1,760 Sales
   Columbus, Ohio             1,700 Platform operations

  The Company's principal executive offices are located at 1640 S. Sepulveda, Los Angeles, California. The Company will be relocating its corporate headquarters to Dublin, Ohio in 1998. See "Pending Consolidation."

ITEM 3. LEGAL PROCEEDINGS

  There are no material legal proceedings pending involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At a special meeting of shareholders held on December 31, 1997, the Company's shareholders approved: (i) a merger of SMTK Acquisition Corp. II, a Delaware corporation ("SMTK Sub") and wholly-owned subsidiary of SmarTalk, with and into ConQuest, with 13,156,788 votes cast in favor, 3,275 votes cast against and 107,948 shares abstaining and no broker non-votes, (ii) an amendment to the Company's 1996 Stock Incentive Plan (the "1996 Plan") to increase the number of shares of the Company's common stock authorized and reserved for issuance upon exercise of stock options granted pursuant to the 1996 Plan by 3,000,000 shares, with 11,125,544 votes cast in favor, 2,032,719 votes cast against and 109,748 shares abstaining and no broker non-votes; and
(iii) the change of the Company's state of incorporation from California to Delaware, with 11,461,987 votes cast in favor, 1,698,196 votes cast against and 107,828 shares abstaining and no broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

 Market and Market Prices of Common Stock

  Since October 23, 1996, SmarTalk Common Stock has traded on NASDAQ under the symbol "SMTK." The initial offering price was $14.50 per share. The table below sets forth, for the periods indicated, the high and low closing sales prices per share of the SmarTalk Common Stock as reported on NASDAQ, based on published financial sources.

                                                              HIGH    LOW
                                                              ----    ----
   1996
     Fourth Quarter (beginning October 23, 1996)............. $17 7/8 $11 3/8
   1997
     First Quarter...........................................  19 5/8   13
     Second Quarter..........................................  15 7/8  10 1/8
     Third Quarter...........................................  24 7/8  13 3/4
     Fourth Quarter..........................................  26 1/8  20 13/16

  On March 27, 1998 the most recent practicable date prior to the filing of this Form 10-K, the closing price per share of SmarTalk Common Stock on NASDAQ was $30.75. On March 27, 1998 the most recent practicable date prior to the filing of this Form 10-K, there were approximately 160 holders of record of SmarTalk Common Stock.

  SmarTalk has never declared or paid any cash dividends on the SmarTalk Common Stock and currently plans to retain future earnings, if any, to finance the growth of SmarTalk's business rather than to pay cash dividends. The payment of future dividends on SmarTalk Common Stock will be a business decision to be made by the Board from time to time based upon the results of operations and financial condition of SmarTalk and such other factors as the Board considers relevant.

 Recent Sale of Unregistered Securities

  In May 1997, the Company issued 714,286 shares of its Common Stock in connection with an acquisition. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

  In May 1997, the Company issued 2,580,001 shares of its Common Stock and $26,500,000 of subordinated notes in connection with an acquisition. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act. The Notes were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

  In August 1997, the Company issued 115,000 shares of its Common Stock in connection with an acquisition. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

  In September 1997, the Company issued $150,000,000 of convertible subordinated notes at a conversion price of $26.25 per share (the "Notes"). The Notes were offered by Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Brothers Inc. The Notes may be converted at the option of the holder into shares of Common Stock of the Company. The Notes are also redeemable, in whole or in part, at the option of the Company at any time on or after September 15, 2000 at a specified redemption price. The Notes were issued pursuant to Rule 144A and Regulation S under, and Section 4(2) of the Act.

  In November 1997, the Company issued 326,531 shares of its Common Stock in connection with an agreement for the assignment of a contract. The shares were issued in reliance upon the exemption from registration provided for under
Section 4(2) of the Act.

  In December 1997, the Company issued 3,674 shares of its Common Stock as payment for a referral. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

  In December 1997, the Company issued 65,568 shares of its Common Stock in connection with an asset purchase agreement. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

  In 1997, the Company granted 3,255,015 options to purchase SmarTalk Common Stock to certain directors, officers and employees of the Company and certain other persons in consideration for their services. All of the sales by the Company of these unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

  In January 1998, the Company issued 215,569 shares of its Common Stock in connection with an agreement and mutual release. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

 Arrangements with Mr. Lorsch

  In November 1997, Mr. Lorsch entered into an agreement with Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") pursuant to which Mr. Lorsch agreed not to dispose of, or transfer, any of the Company's common stock, or securities convertible or exchangeable for common stock, beneficially owned by Mr. Lorsch for a period of one year without the prior written consent of DLJ. DLJ subsequently provided its consent to ending the restriction period on May 15, 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                                                     FROM INCEPTION
                                                                     (OCT. 28, 1994)
                               FOR THE YEAR ENDED DECEMBER 31,           THROUGH
                             --------------------------------------   DECEMBER 31,
                                 1997         1996         1995           1994
                             ------------  -----------  -----------  ---------------
   Revenue.................  $ 71,862,445  $15,021,060  $   453,916     $    444
   Loss from operations....  $(61,519,015) $(3,304,272) $(1,331,314)    $(65,472)
   Loss from operations per
    common share...........  $      (4.11) $      (.34) $      (.23)    $  (0.01)
   Total assets............  $360,502,826  $50,531,420  $ 3,841,752     $  4,023
   Total debt, less current
   portion.................  $150,874,753  $       --   $       --           --

  See also "Acquisitions."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering on the NASDAQ national stock market.

  SmarTalk provides convenient, easy-to-use, "cost-effective" telecommunications products and services to individuals and businesses primarily through the SmarTalk Card. The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial, message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

  SmarTalk services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

  SmarTalk's revenue originates from (i) Company and co-branded prepaid calling card sales through retailers; (ii) sales of cards through alternate distribution channels; (iii) recharges of existing prepaid calling cards; (iv) prepaid calling card services provided to one of the Company's strategic partners, West Teleservices and (v) call processing services.

  Under sales agreements with the majority of retailers, the Company sells cards to the retailer at a set price. The Company generally invoices the retailer upon shipment of the cards. The Company also offers Pay-on-Sale and Pay-on-Activation programs to retailers whereby the retailers are invoiced upon sale to or activation by a retailer's customer, respectively. Deferred revenue is recognized when the retailer is invoiced. The Company recognizes revenue and reduces deferred revenue as the customer utilizes calling time or upon expiration of cards containing unused calling time ("breakage"). The Company also records deferred revenue upon recharge of existing prepaid calling cards and recognizes the revenue upon the usage or expiration of the recharge minutes. Call processing revenues are recognized as these services are rendered.

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

 Restructuring

  For the year ended December 31, 1997, the Company recorded a $25 million restructuring charge to improve the Company's cost and competitive position. The components of the charge are as follows:

   Carrier transport agreement terminations........................ $12,553,775
   Personnel reductions............................................   2,350,571
   Facilities and equipment realignments...........................   4,735,654
   Product conformity and sole branding............................   5,360,000
                                                                    -----------
                                                                    $25,000,000
                                                                    ===========

  The Company's restructuring plan includes consolidating the Company's transport provider base from approximately seven to two carriers and consolidating the Company's call switching operations to a switching platform located in Ohio. Two of the carrier transport agreements require the Company to pay a fee for terminating service or not meeting minimum commitments. Restructuring amounts include the termination and non use fees and the net book value of equipment which will be idle. The Company plans to reduce its employee workforce by approximately 88 employees and has accordingly included the costs associated with this reduction in the restructuring reserve. Currently, the Company sells products under various branding scenarios which include sole branding, cobranding, licensing or divisional branding. The Company intends to consolidate its brands into one nationally known brand. The costs associated with making this conversion are included in the restructuring reserve. It is anticipated that the restructuring will be substantially completed by December 31, 1998.

  Part of the ConQuest acquisition included in process research and development related to portless switching and prepaid cellular technologies. See "--Research and Development" and "--Acquisitions." At the acquisition date this research and development activity was considered to be in process and without alternate future use. Accordingly, the Company recorded a $39,186,000 one time noncash charge during the year ended December 1997 to record this expense.

  SmarTalk seeks to leverage its competitive advantages in implementing the key elements of its growth strategy, including: (i) increasing penetration of retailers; (ii) developing new products and services; and (iii) continuing to pursue acquisitions.

  SmarTalk completed six acquisitions during 1997. See "--Acquisitions." The Acquisitions were accounted for under the purchase method of accounting and accordingly the results of the Acquisitions' operations are included in the Company's consolidated results from the date of the Acquisitions. Financial comparisons to prior periods are not necessarily meaningful due to the impact of the Acquisitions.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Revenue. Revenue increased to $71,862,445 for the year ended December 31, 1997 from $15,021,060 for the year ended December 31, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness, consumer acceptance, the Acquisitions and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Teleservices. Revenue attributable to the distribution and processing agreement was $18,299,677 and $5,507,224 for the years ended December 31, 1997 and 1996, respectively.

  Recharge revenues for the years ended December 31, 1997 and 1996 were $4,256,630 and $1,168,105, respectively. This increase is attributable to the Acquisitions and increased consumer demand.

  For the year ended December 31, 1997, SmarTalk recorded $12,295,241 in breakage revenue as compared with $1,774,972 for the year ended December 31, 1996. This represented approximately 17.1% and 11.8% of total revenues for the years then ended, respectively.

  Cost of Revenue. Cost of revenue increased to $40,431,418 for the year ended December 31, 1997 from $10,198,971 for the year ended December 31, 1996. The increase was primarily attributable to greater use of the Company's services and the Acquisitions. The gross profit percentage for the year ended December 31, 1997 was 43.7% as compared to 32.1% for the year ended December 31, 1996. The gross margin percentage increased due to lower transport costs associated with operating the Company's own platforms, the Company leveraging its size, scale and scope to lower per minute costs, and the increase in breakage revenue which has minimal cost of revenues associated with it.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $13,502,730 (or 18.8% of revenue) for the year ended December 31, 1997 from $4,511,291 (or 30.0% of revenue) for the year ended December 31, 1996. The increase in dollar amount was primarily due to the Acquisitions, and continued expansion of the Company's marketing activities, which include co-op advertising, Manufacturers Development Funds, and free promotional goods. Additionally, commissions were higher in 1997 than in 1996 due to increased sales activity.

  General and Administrative Expenses. General and administrative expenses increased to $15,261,312 (or 21.2% of revenue) for the year ended December 31, 1997 from $3,615,070 (or 24.1% of revenue) for the year ended December 31, 1996. The increase in dollar amount was primarily due to the Acquisitions, which includes intangible assets amortization, depreciation expense, and the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to increased revenue growth in 1997 and the Company's ability to recognize synergies associated with the Acquisitions. Additionally, expense was reduced in the first quarter of 1997 as the Company received enhanced feature equipment with a net fair value of $325,810 in exchange for early termination of a facility sublease with a strategic partner.

  For the year ended December 31, 1997, the Company recorded a $25,000,000, or $1.67 per share, restructuring charge to improve the Company's cost and competitive position. Additionally the Company recorded a $39,186,000, or $2.62 per share, one time non-cash charge for the year ended December 31, 1997 to record in process research and development costs associated with the ConQuest acquisition.

  Interest Income (Expense). Interest expense, net of interest income for the year ended December 31, 1997 was $447,002 as compared to interest income, net of interest expense of $191,724 for the year ended December 31, 1996. This decrease was primarily due to interest expense on the Notes offering and acquisition related indebtedness and interest earned on the Company's cash investments from the proceeds of the Notes offering.

  Income Taxes. The Company had losses for the years ended December 31, 1997 and 1996. Accordingly, there was no provision for income taxes.

  Net Loss. As a result of the above items, net loss increased to $61,899,474 for the year ended December 31, 1997 from $3,112,548 for the year ended December 31, 1996. Excluding the effects of the restructuring and the in process research and development charge, the net loss for the year ended December 31, 1997 would have been net income of $2,286,526, or $.15 per share.

  Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 291,879,909 for the year ended December 31, 1997 as compared with 67,317,886 for the year ended December 31, 1996. PIN activations were 5,286,250 and 924,449 for the year ended December 31, 1997 and 1996, respectively. These increases are due to increased usage of the Company's services and the Acquisitions.

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

  Sales and Marketing Expenses. Sales and marketing expenses increased to $4,511,291 (or 30.0% of revenue) for the year ended December 31, 1996 from $842,306 (or 185.6% of revenue) for the year ended December 31, 1995. The decrease as a percentage of revenue was due to increased revenue growth in 1996. The increase in dollar amount was primarily due to the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and promotional goods. Additionally, commission expense was higher in 1996 than in 1995 due to increased sales activity. The decrease in the percentage is directly attributable to the increase in revenues for the year ended December 31, 1996 as compared to December 31, 1995.

  General and Administrative Expenses. General and administrative expenses increased to $3,615,070 (or 24.1% of revenue) for the year ended December 31, 1996 from $624,238 (or 137.5% of revenue) for the year ended December 31, 1995. The increase in dollar amount was primarily due to the addition of personnel, the costs associated with the growth in the Company's business, and the operating costs associated with the VoiceChoice platform which was purchased June 15, 1996. The decrease as a percentage of revenue was due to increased revenue growth in 1996. Other general and administrative costs for the year ended December 31, 1996 included rent associated with the Company's move into a new office on March 1, 1996, credit card processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses. General and administrative costs for the year ended December 31, 1995 primarily included expenses related to establishing regulatory compliance in all 50 states, the cost of developing the Company's product and packaging concept, and costs to file documentation related to the procurement of corporate servicemarks and patents.

  Interest Income. Interest income, net of interest expense for the year ended December 31, 1996 was $191,724 as compared to $2,012 for the year ended December 31, 1995. This increase was primarily due to the investment of the proceeds from the initial public offering and the subsequent repayment of all of the Company's debt in November 1996.

  Income Taxes. The Company had losses for the years ended December 31, 1996 and 1995. Accordingly, there was no provision for income taxes.

  Net Loss. As a result of the above items, net loss increased to $3,112,548 for the year ended December 31, 1996 from $1,329,302 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  On September 17, 1997, SmarTalk issued 5 3/4% per annum convertible subordinated notes due September, 2004 with a principal amount of $150,000,000. The net proceeds to SmarTalk from the convertible subordinated notes offering (after deducting the underwriting discounts and other expenses) was $144,946,319. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998.

  On December 31, 1997, the Company issued 4,488,935 shares of Common Stock to purchase ConQuest.

  On December 31, 1997, the Company purchased Amex Telecom for $44,000,000 in cash.

  On December 9, 1997, the Company purchased selected retail assets of Frontier's prepaid phone card business for $35,000,000 in cash and 65,568 shares of Common Stock.

  In November 1997, the Company acquired a distribution agreement for $1,000,000 in cash and 326,531 shares of Common Stock. In December 1997, an additional 3,674 shares of Common Stock were issued for a referral associated with the distribution agreement.

  On August 13, 1997 the Company issued 115,000 shares of Common Stock to purchase Cardinal.

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by SmarTalk upon the acquisition of ConQuest and had an outstanding balance of $7,193,575 at December 31, 1997. There are no additional borrowings available under this facility.

  On May 31, 1997 the Company issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 to purchase GTI. Interest payments on the notes are due quarterly beginning September 1, 1997. SmarTalk used a portion of the proceeds from the Notes offering to repurchase $25,970,000 of the outstanding GTI Notes for $20,614,686; the difference of $5,355,314 was recorded as a reduction to goodwill.

  On May 28, 1997, the Company issued 714,286 shares of Common Stock to purchase SmarTel.

  On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering pursuant to which the Common Stock is now listed on the NASDAQ national stock market. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's then existing indebtedness.

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. The credit facility was undrawn at December 31, 1997.

  Throughout 1997, the Company has paid approximately $84,000,000 in cash, issued $21,144,686 in debt (excluding the Notes offering) and has issued approximately 8,300,000 shares of Common Stock for the Acquisitions and distribution agreements.

  From inception through December 31, 1997, the Company has funded operations primarily from borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $9,070,702 for the year ended December 31, 1997. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Additionally, the Company believes that the net proceeds from the Notes offering, together with existing sources of liquidity, will be sufficient to fund its capital expenditures, working capital and other cash requirements through the next twelve months.

  Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the initial public offering in October, 1996 and the Notes offering in September 1997. The following table sets forth selected financial data from the consolidated statements of cash flows.

                                             CASH (USED IN) PROVIDED BY:
                                        ---------------------------------------
   YEAR ENDED DECEMBER 31,              OPERATIONS    INVESTING     FINANCING
   -----------------------              -----------  ------------  ------------
   1997................................ $(9,070,702) $(92,768,549) $119,765,627
   1996................................ $(4,762,535) $ (1,169,110) $ 48,646,781
   1995................................ $ 2,109,446  $     (4,486) $     10,000

  Working capital current assets and current liabilities are illustrated in the table below:

                                            CURRENT      CURRENT      WORKING
   DECEMBER 31,                              ASSETS    LIABILITIES    CAPITAL
   ------------                           ------------ ------------ -----------
   1997.................................. $111,487,102 $106,622,503 $ 4,864,599
   1996.................................. $ 49,696,163 $  6,715,989 $42,980,174
   1995.................................. $  3,821,166 $  5,221,526 $(1,400,360)

  The decrease in working capital from December 31, 1996 to December 31, 1997 is directly attributable to the proceeds raised from the Notes offering netted against the related changes in deferred revenues recorded from the Acquisitions, other current liabilities in excess of current assets, and cash expended for the Acquisitions and the related costs.

IMPACT OF INFLATION

  SmarTalk does not consider inflation to have had a material impact on the results of operations for the years ended December 31, 1997, 1996 and 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SmarTalk TeleServices, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of SmarTalk TeleServices, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

March 30, 1998
Century City, California

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 62,900,673  $44,830,487
  Trade accounts receivable (net of allowance for
   doubtful accounts of $182,206 and $89,724,
   respectively)....................................   32,699,249    2,254,192
  Receivable from American Express Company..........    2,570,000          --
  Inventories.......................................    4,301,487      601,020
  Prepaid expenses..................................    1,377,844      327,696
  Other current assets..............................    7,637,849    1,682,768
                                                     ------------  -----------
    Total current assets............................  111,487,102   49,696,163
Non-current assets:
  Property and equipment, net.......................   13,805,984      744,748
  Intangibles, net..................................  222,536,934          --
  Note receivable from ACMI L.L.C., net.............    2,234,763          --
  Other non-current assets..........................   10,438,043       90,509
                                                     ------------  -----------
    Total assets.................................... $360,502,826  $50,531,420
                                                     ============  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $ 15,081,532  $ 3,527,192
  Deferred revenue..................................   40,248,400    2,699,640
  Accrued marketing costs...........................    1,811,817      136,931
  Accrued interest payable..........................    2,615,480          --
  Other accrued expenses............................    5,571,728      352,226
  Excise and sales tax payable......................    5,565,072          --
  Restructure reserve...............................   23,943,070          --
  Accrued litigation settlement.....................    4,500,003          --
  Current portion of long term debt.................    7,285,401          --
                                                     ------------  -----------
    Total current liabilities.......................  106,622,503    6,715,989

  Long term debt....................................  150,874,753          --
                                                     ------------  -----------
    Total liabilities...............................  257,497,256    6,715,989
                                                     ------------  -----------
Commitments and contingencies (See Note 9)
Shareholders' equity:
  Preferred stock, no par value; authorized
   10,000,000 shares; no shares issued and
   outstanding......................................          --           --
  Common stock, no par value; authorized 100,000,000
   shares; issued and outstanding 21,350,852 and
   12,829,459 shares, respectively..................  171,732,584   50,786,781
  Accumulated deficit...............................  (68,870,824)  (6,971,350)
  Cumulative translation adjustment.................      143,810          --
                                                     ------------  -----------
    Total shareholders' equity......................  103,005,570   43,815,431
                                                     ------------  -----------
    Total liabilities and shareholders' equity...... $360,502,826  $50,531,420
                                                     ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1997         1996         1995
                                        ------------  -----------  -----------
Revenue................................ $ 71,862,445  $15,021,060  $   453,916
Cost of revenue........................   40,431,418   10,198,971      318,686
                                        ------------  -----------  -----------
  Gross profit.........................   31,431,027    4,822,089      135,230
Sales and marketing....................   13,502,730    4,511,291      842,306
General and administrative.............   15,261,312    3,615,070      624,238
Restructuring expense..................   25,000,000          --           --
Acquired research and development in
 process...............................   39,186,000          --           --
                                        ------------  -----------  -----------
  Operating loss....................... (61,519,015)   (3,304,272)  (1,331,314)
Interest income........................    3,143,185      443,352        5,290
Interest expense.......................    3,590,187      251,628        3,278
Other income...........................       66,543          --           --
                                        ------------  -----------  -----------
  Loss before income taxes............. (61,899,474)   (3,112,548)  (1,329,302)
Provision for income taxes.............          --           --           --
                                        ------------  -----------  -----------
  Net loss............................. $(61,899,474) $(3,112,548) $(1,329,302)
                                        ============  ===========  ===========
  Net loss per share................... $      (4.14) $      (.32) $      (.23)
                                        ============  ===========  ===========
  Weighted average number of shares....   14,951,454    9,579,804    5,849,826
                                        ============  ===========  ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                    COMMON STOCK                                  CUMULATIVE
                               -----------------------    STOCK     ACCUMULATED   TRANSLATION
                                 SHARES      AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                               ---------- ------------ ------------ ------------  ----------- ------------
January 1, 1995...............  4,941,904 $      5,000  $     --    $    (65,472)  $    --    $    (60,472)
  Shares issued...............  1,235,481      310,000        --             --         --         310,000
  Shares subscribed...........  2,647,449          --    (300,000)           --         --        (300,000)
  Net loss....................        --           --         --      (1,329,302)       --      (1,329,302)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1995.............  8,824,834      315,000   (300,000)    (1,394,774)       --      (1,379,774)
  Issuance of subscribed
   shares.....................        --           --     300,000            --         --         300,000
  Purchase of assets of
   related entity.............        --           --         --      (2,464,028)       --      (2,464,028)
  Compensation under stock
   options issued.............        --        24,000        --             --         --          24,000
  Proceeds from sale of stock,
   net of costs...............  4,000,000   50,439,595        --             --         --      50,439,595
  Stock options exercised.....      4,625        8,186        --             --         --           8,186
  Net loss....................        --           --         --      (3,112,548)       --      (3,112,548)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1996............. 12,829,459   50,786,781        --      (6,971,350)       --      43,815,431
  Stock options exercised.....    227,398      851,485        --             --         --         851,485
  Distribution agreement......    330,205    7,596,093        --             --         --       7,596,093
Acquisitions:
  ConQuest Telecommunications.  4,488,935   64,528,441        --             --         --      64,528,441
  GTI Telecom, Inc............  2,580,001   34,830,000        --             --         --      34,830,000
  SmarTel Telecommunications..    714,286    9,375,004        --             --         --       9,375,004
  Cardinal VoiceCard Ltd......    115,000    2,170,625        --             --         --       2,170,625
  Frontier Selected Assets....     65,568    1,594,155        --             --         --       1,594,155
  Cumulative translation
   adjustment.................        --           --         --             --     143,810        143,810
  Net loss....................        --           --         --     (61,899,474)       --     (61,899,474)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1997............. 21,350,852 $171,732,584  $     --    $(68,870,824)  $143,810   $103,005,570
                               ========== ============  =========   ============   ========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1997          1996         1995
                                        -------------  -----------  -----------
Cash flows from operating activities:
 Net loss.............................  $ (61,899,474) $(3,112,548) $(1,329,302)
 Adjustments to reconcile net loss to
  net cash (used) provided by
  operating activities:
  Depreciation........................        804,940       89,820          --
  Amortization........................      3,030,309          --           --
  Amortization of debt issuance cost..        192,489          --           --
  Provision for bad debt..............            276       78,264       11,425
  Lease termination fee...............       (325,810)         --           --
  Acquired research and development in
   process............................     39,186,000          --           --
  Changes in assets and liabilities
   which increase (decrease) cash:
   Trade accounts receivable..........     (7,840,825)  (2,107,482)    (236,167)
   Inventories........................       (797,851)     117,025     (718,045)
   Receivable from related party......            --           --         3,400
   Prepaid expenses...................     (2,150,512)    (324,618)      (3,078)
   Other current assets...............       (816,856)    (923,050)    (759,718)
   Other non-current assets...........     (2,627,667)     (74,409)     (16,100)
   Accounts payable...................       (975,254)   2,603,292      896,898
   Deferred revenue...................     (7,435,363)    (996,875)   3,696,084
   Accrued marketing costs............      1,674,886     (244,498)     344,367
   Accrued interest...................      2,615,480          --           --
   Other accrued expenses.............      1,274,456      132,544      219,682
   Restructure reserve................     23,943,070          --           --
   Litigation settlement in connection
    with ConQuest acquisition.........      4,500,003          --           --
   Deposit from customer..............     (4,060,958)         --           --
   Excise and sales tax payable.......      2,637,959          --           --
                                        -------------  -----------  -----------
  Net cash (used) provided by
   operating activities...............     (9,070,702)  (4,762,535)   2,109,446
                                        -------------  -----------  -----------
Cash flows from investing activities:
  Cash for Acquisitions...............    (79,000,000)         --           --
  Purchase of LCN, net of equipment
   acquired...........................            --      (464,027)         --
  Capital expenditures................     (4,567,670)    (705,083)      (4,486)
  Litigation settlement in connection
   with ConQuest acquisition..........     (4,500,003)         --           --
  Acquisition costs net of cash
   acquired...........................     (4,700,876)         --           --
                                        -------------  -----------  -----------
   Net cash used by investing
    activities........................    (92,768,549)  (1,169,110)      (4,486)
                                        -------------  -----------  -----------
Cash flows from financing activities:
  Common stock proceeds, net..........            --    50,771,781       10,000
  Note payable to related party.......            --     1,200,000          --
  Revolving line of credit with
   related party......................            --       500,000          --
  Term loan with related party........            --       250,000          --
  Repayment of note payable to related
   party..............................            --    (1,200,000)         --
  Repayment of line of credit with
   related party......................            --      (500,000)         --
  Repayment of term loan with related
   party..............................            --      (250,000)         --
  Repayment of subordinated term loan
   to LCN.............................            --    (2,000,000)         --
  Repayment of term loan with Pacific
   Bell Systems.......................            --      (125,000)         --
  Stock options exercised.............        851,485          --           --
  Issuance of convertible debt, net of
   costs..............................    144,946,319          --           --
  Repayment of note payable to
   Worldcom...........................     (6,383,691)         --           --
  Payments on capital lease
   obligations........................        (87,696)         --           --
  Repayment of notes issued for the
   GTI acquisition....................    (20,614,686)         --           --
  Borrowings under line of credit.....      1,053,896          --           --
                                        -------------  -----------  -----------
   Net cash provided by financing
    activities........................    119,765,627   48,646,781       10,000
                                        -------------  -----------  -----------
  Effect of currency exchange rate
   change.............................        143,810          --           --
                                        -------------  -----------  -----------
Increase in cash and cash equivalents.     18,070,186   42,715,136    2,114,960
Cash and cash equivalents at beginning
 of period............................     44,830,487    2,115,351          391
                                        -------------  -----------  -----------
Cash and cash equivalents at end of
 period...............................  $  62,900,673  $44,830,487  $ 2,115,351
                                        -------------  -----------  -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for interest..............  $     974,707  $   251,628  $     3,278
                                        =============  ===========  ===========
  Note payable for LCN purchase.......  $         --   $ 2,000,000  $       --
                                        =============  ===========  ===========
  Issuance of stock for acquisitions..  $ 112,498,225  $       --   $       --
                                        =============  ===========  ===========
  Issuance of debt for acquisitions,
   net................................  $  21,144,686  $       --   $       --
                                        =============  ===========  ===========
  Issuance of stock for UK
   distribution agreement.............  $   7,596,093  $       --   $       --
                                        =============  ===========  ===========
  Debt assumed at ConQuest
   acquisition........................  $   6,139,679  $       --   $       --
                                        =============  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

  SmarTalk TeleServices, Inc. (the "Company") was incorporated on October 28, 1994. The Company provides prepaid telecommunication services to customers throughout the United States and parts of Europe through its proprietary switching platforms. The Company's revenues originate from customer usage of the Company's services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

 Cash and Cash Equivalents

  Cash and cash equivalents primarily consist of highly liquid investments with an original maturity of three months or less, and interest rates varying from 2.1% to 7.4%. Restricted cash primarily related to the Company's merchant accounts was $252,365 and $121,086 at December 31, 1997 and 1996,
respectively. Additionally, at December 31, 1997, $675,000 of cash was pledged as collateral on a standby letter of credit related to inventory purchased.

 Accounts Receivable

  Accounts receivable are composed of amounts receivable from customers for cards sold, net of allowance for doubtful debts and amounts due to Amex under the cost sharing arrangement with the U.S. Postal Service ("USPS") as outlined in Note 9.

 Other Assets

  Other assets consist primarily of deferred card costs and commissions related to deferred revenue, manufacturer's development funds ("MDF"), prepaid licensing fees and commission advances. Generally, the Company transfers the costs of cards from inventory to deferred card costs upon shipment to the retailer. Additionally, the Company records commissions as a percentage of the value of goods shipped as deferred commissions. The deferred card costs and commissions are expensed as services are utilized by the customer and, accordingly, are matched with the revenues recognized under the Company's revenue recognition policy. In some instances, the Company pays MDF to its retailers to access shelf space and promote the SmarTalk product. These payments are capitalized and amortized over the life of the agreement. The Company prepays minimum licensing fees to license certain technologies and its servicemark. These fees are capitalized and amortized over the contractual life of the obligation. The Company pays recoupable commission advances to certain strategic partners to facilitate distribution and sale of the Company's products. These advances are capitalized and recognized as expense as the commissions are earned generally on a usage basis.

 Property and Equipment

  Assets of businesses purchased are recorded at their fair values at the date of acquisition.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  All other property and equipment are recorded at cost. Depreciation is computed using principally the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Expenditures for new property and equipment and replacement property and equipment are capitalized while expenditures for maintenance and repairs are charged against earnings as incurred.

 Intangible Assets

  Goodwill represents costs in excess of fair value of net assets acquired and is being amortized on a straight-line basis over a fifteen to twenty-year period beginning at the date of acquisition. Other intangible assets are being amortized on a straight-line basis over a period of three to ten years. For additional information related to the Acquisitions, see Note 3, "Acquisitions." Intangible assets may be written down to recoverable values whenever recoverability through cash flows or sale of the acquired entity becomes doubtful. The Company will periodically evaluate the recoverability of the carrying value of intangible assets by assessing whether the projected cash flows are sufficient for recover the unamortized costs of this asset.

  Debt issuance costs are being amortized over the seven year period of the convertible subordinated notes.

 Note Receivable from ACMI, L.L.C.

  This represents a note receivable by ConQuest from the sale of the ConQuest collector card business to ACMI, L.L.C. on April 1, 1997. The amount shown is net of an allowance for doubtful debt of $729,787 due to uncertainty over the recoverability of this amount.

 Accrued Marketing Costs

  Accrued marketing costs include trade and consumer advertising. These costs are expensed as incurred except MDF which is amortized over the life of the agreement.

  Advertising expense was $4,293,874, $1,577,794 and $425,271 for the years ended December 31, 1997, 1996, and 1995, respectively.

 Revenue Recognition and Deferred Revenue

  The Company's revenue originates from customer usage of (i) Company and co-branded prepaid calling cards sold through retailers, (ii) recharges of existing calling cards, (iii) cards sold for promotional marketing campaigns,
(iv) corporate sales to businesses, (v) prepaid calling card services provided to one of the Company's strategic partners, West Teleservices ("WIC") and (vi) call processing. Sales to WIC were approximately 25% and 37% of revenues for the years ended December 31, 1997 and 1996, respectively. The Company provided no services under this arrangement in 1995.

  Under the majority of agreements with retailers, the Company sells cards to the retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recognized. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time. For cards which have no printed expiration date, revenue for unused minutes is recognized when cards have been in circulation for greater than twelve months. The Company also recognizes deferred revenue upon recharge of existing phone cards and recognizes revenue upon usage or expiration of the recharge minutes. Under the current agreement with the United States Postal Service ("USPS" --refer Note
9), the USPS's share of deferred revenue of $2,439,443 at December 31, 1997 has been offset against the deferred revenue.

  Substantially all prepaid phone cards sold by the Company have expiration dates and expire as of that date if never activated or six months after the initial activation unless recharged. Revenue recognized due to expired

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES cards was $12,295,241, $1,774,972 and less than $36,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

 Net Loss per Share

  In February 1997, the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), was issued which supercedes the old methodology for calculation of earnings per share, as promulgated under Accounting Principles Board ("APB") Opinion No. 15. The new Standard simplifies the existing computational guidelines and revises the disclosure requirements. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. The Statement has been adopted for the year ended 1997 and all prior periods have been retroactively restated (including quarterly data included in Note 13).

 Fair Value of Financial Instruments

  Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments" requires the determination of fair value for certain of the Company's assets and liabilities. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate the fair value:

    Current assets and liabilities: The carrying value of cash and cash equivalents, marketable securities, receivables, payables, deferred revenue and accrued liabilities approximates fair value due to their short maturity.

    Long term debt: The fair value of the Company's outstanding debt is estimated based on the borrowing rates currently available to the Company for obligations with similar terms. Management believes that the fair value of the Company's outstanding debt approximates the recorded value.

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

  The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, intangibles and software costs, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued. Additionally,

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES any near-term valuation adjustments pertaining to site closures and consolidations have been recorded in the restructuring reserve.

 Regulation

  The Company is subject to regulation by the Federal Communications Commission ("FCC") and by various state public service and public utility commissions. The Company's management and regulatory legal counsel believe the Company is in compliance with these regulations. In addition, the Telecommunications Act (Section 276) mandated that the FCC promulgate rules to establish a per call compensation plan to ensure that all payphone providers are fairly compensated for each completed intrastate and interstate payphone initiated call, including calls on which payphone providers had not heretofore received compensation. Such calls included those placed to toll free numbers (800/888) such as operator assisted and prepaid calling card calls, and calls placed through network access codes. In September 1996, the FCC promulgated rules to implement Section 276 of the Telecommunications Act which established a three-phase compensation plan for pay phone providers. Under the first phase, interexchange carriers with annual toll revenues of more than $100 million were to pay a total of $45.85 per payphone per month for all toll free and access code calls for the first year, commensurate with their portion of total interexchange revenues. All switched-based and facilities-based interexchange carriers were to pay $0.35 per call to each payphone provider during the second year (although payments could subsequently be recovered from resellers by the carriers), after which per call compensation rates were to be left to individual market-driven rates negotiated between payphone providers and interexchange carriers. On July 1, 1997 the D.C. Circuit Court of Appeals vacated significant portions of the FCC's rules including the $0.35 per call rate which was found to be arbitrary and capricious, and remanded the matter to the FCC for reconsideration. On remand, the FCC in September 1997, established a two-year "default" compensation rate of $0.284 per payphone-originated toll free or access code call. At the end of the two year interim period, the per call payphone compensation rate will be the deregulated market-based local coin rate less $0.066. This amount is payable by all "switched-based" interexchange carriers (but again may be passed through to non-facilities-based resellers). The revised FCC's rules became effective on October 7, 1997, but continue to be subject to regulatory and legal challenges. SmarTalk is unable to predict whether this regulation or other potential changes in the regulatory environment could have a material adverse effect on the Company.

 Restructuring

  For the year ended December 31, 1997, the Company recorded a $25 million restructuring charge to improve the Company's cost and competitive position. The components of the charge are as follows:

   Carrier transport agreement terminations........................ $12,553,775
   Personnel reductions............................................   2,350,571
   Facilities and equipment realignments...........................   4,735,654
   Product conformity and sole branding............................   5,360,000
                                                                    -----------
                                                                    $25,000,000
                                                                    ===========

  The Company's restructuring plan includes consolidating the Company's transport provider base from approximately seven to two carriers and consolidating the Company's call switching operations to a switching platform located in Ohio. Two of the carrier transport agreements require the Company to pay a fee for terminating service or not meeting minimum commitments. Restructuring amounts include the termination and non use fees and the net book value of equipment which will be idle. The Company plans to reduce its employee workforce by approximately 88 employees and has accordingly included the costs associated with this reduction in the restructuring reserve. Currently, the Company sells products under various branding scenarios which

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES include sole branding, cobranding, licensing or divisional branding. The Company intends to consolidate its brands into one nationally known brand. The costs associated with making this conversion are included in the restructuring reserve. It is anticipated that the restructuring will be substantially completed by December 31, 1998.

 Reclassifications

  Certain reclassifications have been made to the amounts presented for 1996 and 1995 to conform to the presentation for 1997.

3. ACQUISITIONS


ACQUISITIONS

  Amex Telecom. On December 31, 1997, SmarTalk acquired Amex Telecom, a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation and Amex Travel and Foreign Exchange ("AmEx TSO's") offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmartTalk's working capital with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, AmEx Travel Related Services, Inc. ("AmEx TRS"). SmarTalk purchased the profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to AmEx TSOs worldwide, distribution through the U.S. Postal Service and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement American Express Company agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997. The Company has recorded this amount as a reduction to the purchase price and a receivable of $2,570,000 December 31, 1997.

  ConQuest. On December 3, 1997, SmarTalk entered into an interim operating agreement which transferred all risks and rewards from ConQuest to SmarTalk. SmarTalk assumed responsibility for operating the ConQuest business and the employees of ConQuest became employees of SmarTalk on this date. On December 31, 1997, SmarTalk acquired 100% of ConQuest's outstanding common stock. In consideration for each outstanding share of ConQuest common stock, ConQuest stockholders received 7.63 shares of SmarTalk Common Stock (approximately 4.5 million shares of Common Stock in total). SmarTalk also assumed $6,139,679 of ConQuest's debt. Additionally, in connection with this acquisition SmarTalk paid $350,000 in cash in 1997 and issued 215,569 shares of Common Stock in January 1998 to obtain an agreement and mutual release from a group of individuals that had brought a lawsuit against ConQuest prior to the acquisition. ConQuest is a developer and marketer of prepaid calling cards and other enhanced telecommunication services and technology, including domestic and international calling services for the tour and travel industry. The acquisition of ConQuest added significantly to SmarTalk's technological infrastructure, customer base, platform operations and management infrastructure.

  Frontier Selected Assets. On December 9, 1997, SmarTalk acquired selected assets ("Frontier Selected Assets") of the retail prepaid phone card business of Frontier Corporation, a New York corporation ("Frontier"). In consideration for the Frontier Selected Assets, SmarTalk paid $35 million in cash and 65,568 shares of Common Stock which represented a contingent payment to Frontier. The acquisition of the Frontier Selected Assets added to SmarTalk's size, scale and scope, and helped establish SmarTalk's presence on the East Coast.

  Cardinal VoiceCard, Ltd. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  GTI Telecom, Inc. ("GTI") On May 31, 1997, SmarTalk issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 (the "GTI Notes") to purchase this Florida based company. $25,970,000 of the GTI Notes were repaid in September 1997 at $20,614,686. The difference of $5,355,314 was recorded as a reduction to goodwill. This acquisition expanded the Company's customer base and added human resource, technical and manufacturing infrastructure.

  SmarTel Communications Inc. On May 28, 1997, the Company acquired SmarTel Communications, Inc., a Delaware corporation ("SmarTel") operating as a Boston based prepaid promotions phone card company, for 714,286 shares of Common Stock.

  LCN Inc. assets In January 1996, the Company entered into an agreement to purchase certain of the fixed assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole shareholder is the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in a manner similar to a capital distribution.

  The following table sets forth the relevant transactions recorded in connection with each acquisition:

                                                                 FRONTIER
                                                                 SELECTED       AMEX
                            SMARTEL        GTI       CARDINAL     ASSETS       TELECOM     CONQUEST       TOTAL
                          -----------  -----------  ----------  -----------  -----------  -----------  ------------
Issuance of Common
 Stock..................  $ 9,375,004  $34,830,000  $2,170,625  $ 1,594,155  $       --   $64,528,441  $112,498,225
Issuance of debt........          --    21,144,686         --           --           --           --     21,144,686
Cash payments...........                                         35,000,000   44,000,000          --     79,000,000
Litigation settlement...          --           --          --           --           --     4,500,003     4,500,003
Acquired research and
 development in process.          --           --          --           --           --   (39,186,000)  (39,186,000)
Acquired intangibles....          --           --          --           --           --   (20,489,000)  (20,489,000)
Acquisition related
 receivable.............          --           --          --           --    (2,570,000)         --     (2,570,000)
Acquisition related
 transaction costs......      707,732    1,579,140      55,252    1,331,951    1,014,225    1,545,335     6,233,635
                          -----------  -----------  ----------  -----------  -----------  -----------  ------------
                           10,082,736   57,553,826   2,225,877   37,926,106   42,444,225   10,898,779   161,131,549
Less: net assets
 acquired...............   (2,746,880) (20,284,759) (1,083,289) (14,326,241)  (1,272,099)     450,919   (39,262,349)
                          -----------  -----------  ----------  -----------  -----------  -----------  ------------
Goodwill................  $12,829,616  $77,838,585  $3,309,166  $52,252,347  $43,716,324  $10,447,860  $200,393,898
                          ===========  ===========  ==========  ===========  ===========  ===========  ============

  All of the Acquisitions have been accounted for using the purchase method of accounting and the operating results of the acquired companies have been included in the SmarTalk consolidated statement of operations since the date of the acquisitions. Additionally, the operating results of the acquired companies have been included in the SmarTalk consolidated results since the date of the Acquisitions.

  Approximately $39,186,000 of the aggregate ConQuest acquisition purchase price was allocated to in-process technology and immediately charged to expense as such in-process technology had not reached a stage of technological feasibility and had no alternative future use. Approximately, $20,489,000 of this acquisition's purchase price was allocated to specifically identifiable intangible assets such as customer base, existing core technology, and assembled work force and is being amortized over three to ten years.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  There can be no assurance that the anticipated benefits of the Amex Telecom acquisition, the ConQuest acquisition, the acquisition of the Frontier Selected Assets, the Cardinal acquisition, the GTI acquisition or the SmarTel acquisition (collectively the "Acquisitions") will be realized or that the combination of SmarTalk, Amex Telecom, ConQuest, the Frontier Selected Assets, Cardinal GTI and SmarTel will be successful.

  The following unaudited pro forma summary presents the Company's combined results as if the Acquisitions occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods:

                                                           DECEMBER 31,
                                                     --------------------------
                                                         1997          1996
                                                     ------------  ------------
      Revenue....................................... $158,706,649  $105,113,067
                                                     ============  ============
      Net (loss).................................... $(23,314,978) $(40,064,669)
                                                     ============  ============
      Net (loss) per share.......................... $      (1.11) $      (2.28)
                                                     ============  ============

  Pro forma results do not include the $25,000,000 restructure charge or the in process research and development charge of $39,186,000.

4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

  Composition of certain balance sheet accounts are as follows:

  Inventories:

    Inventories are stated at the lower of cost (using the first-in, first-out (FIFO) method) or market.

                                                                DECEMBER 31,
                                                             -------------------
                                                                1997      1996
                                                             ---------- --------
      Phone cards........................................... $4,097,810 $499,636
      Displays..............................................    203,677  101,384
                                                             ---------- --------
                                                             $4,301,487 $601,020
                                                             ========== ========

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                                                            DECEMBER 31,
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
      Other current assets:
        Deferred sales commissions.................... $    922,110  $  146,066
        Commission advances...........................      254,426         --
        Prepaid licensing fees........................      487,578     373,710
        Deferred card costs...........................    2,766,519     440,911
        Manufacturer's development funds..............    3,207,216         --
        Other.........................................          --      722,081
                                                       ------------  ----------
                                                       $  7,637,849  $1,682,768
                                                       ============  ==========

  Included in other current assets for 1996 is a $666,048 deposit made to the United States District Court in relation to a dispute with a supplier. The dispute was settled in 1997 for an amount less than the deposit.

                                                            DECEMBER 31,
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
      Property and equipment:
        Computer equipment and software............... $  2,896,970  $  187,242
        Telephone switching equipment.................    7,771,064     349,847
        Office equipment and furniture................    2,924,134     292,349
        Manufacturing equipment.......................      563,792         --
        Leasehold improvements........................      544,784       5,130
                                                       ------------  ----------
                                                         14,700,744     834,568
        Less: accumulated depreciation................      894,760      89,820
                                                       ------------  ----------
                                                       $ 13,805,984  $  744,748
                                                       ============  ==========

  Depreciation expense was $804,940, $89,820 and zero for the years ended
December 31, 1997, 1996 and 1995, respectively.

                                                            DECEMBER 31,
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
      Intangibles:
        Goodwill...................................... $200,393,898  $      --
        Acquired customer base........................    9,006,000         --
        Acquired core technology......................    7,483,000         --
        Acquired work force...........................    4,000,000         --
        Debt issue costs..............................    5,053,681         --
                                                       ------------  ----------
                                                        225,936,579         --
        Less: accumulated amortization................   (3,399,645)        --
                                                       ------------  ----------
                                                       $222,536,934  $      --
                                                       ============  ==========

  Amortization expense was $3,030,309 for the year ended December 31, 1997 and zero for both the years ended December 31, 1996 and 1995.

                                                            DECEMBER 31,
                                                       ------------------------
                                                           1997         1996
                                                       ------------  ----------
      Other non-current assets:
        Prepaid license fees.......................... $    154,167  $      --
        Long-term portion prepaid expenses............      707,883         --
        Security deposits.............................      495,353         --
        Manufacturer's development funds..............    8,985,350         --
        Other.........................................       95,290      90,509
                                                       ------------  ----------
                                                       $ 10,438,043  $   90,509
                                                       ============  ==========

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                                                               DECEMBER 31,
                                                            -------------------
                                                               1997      1996
                                                            ---------- --------
   Other accrued expenses:
     Accrued commissions................................... $  997,656 $140,990
     Inventory received, not yet invoiced..................    612,011      --
     Accrued franchise and property taxes..................    527,640      --
     Accrued employee costs................................    548,304      --
     Accrued professional fees.............................  1,642,803      --
     Accrued promotional expenses..........................    192,952      --
     Other.................................................  1,050,362  211,236
                                                            ---------- --------
                                                            $5,571,728 $352,226
                                                            ========== ========

5. LONG TERM DEBT

  Long term debt consists of the following:

                                                                DECEMBER 31,
                                                                    1997
                                                                ------------
   Convertible subordinated notes due September 15, 2004,
    interest payable semi-annually beginning March 15, 1998 at
    5 3/4% per annum........................................... $150,000,000
   Star line of credit 8.25% per annum line of credit..........    7,193,575
   Subordinated notes due June 1, 2001, interest payable
    quarterly beginning September 1, 1997 at 10% per annum.....      530,000
   Capital lease obligations...................................      436,579
                                                                ------------
     Total.....................................................  158,160,154
   Less current portion........................................   (7,285,401)
                                                                ------------
   Long-term portion........................................... $150,874,753
                                                                ============

  There was no debt outstanding as of December 31, 1996.

 Convertible subordinated notes

  The notes are unsecured general obligations of the Company which are subordinated in right of payment. At any time on or after the 90th day following September 17, 1997, the date of issuance, and prior to the close of business on the stated maturity date, unless previously redeemed or repurchased, at a conversion price of $26.25 per share (equivalent to a conversion rate of 38.0952 per $1,000 principal amount of notes), the notes may be converted at the option of the holder into shares of Common Stock of the Company. The impact on the net loss per share for 1997 would be anti-dilutive assuming conversion of the notes occurred. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at a specified redemption price plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. The Company is required to offer to purchase the notes upon a change of control (as defined) at 100% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. The notes were issued through a 144A placement under the Securities Act. As of December 31, 1997, the Company incurred $5,053,681 of debt issuance costs associated with this placement. This amount is being amortized over the term of the notes.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

Star Line of Credit

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest can borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit-facility was assumed by SmarTalk upon the acquisition of ConQuest and has an outstanding balance of $7,193,575 at December 31, 1997. This line was fully drawn at December 31, 1997. The revolving credit facility contains various restrictions and financial covenants.

 Subordinated notes due June 1, 2001

  The notes are unsecured general obligations of the Company which are subordinated in right of payment. The notes were issued in connection with the GTI acquisition.

SCB line of credit

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance, is at a fixed rate of 7.12%. There are no amounts outstanding under this line at December 31, 1997.

6. INCOME TAXES

  The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to loss before income taxes was as follows for the years ended December 31, 1997, 1996 and 1995:

                                                    YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
   Statutory federal tax rate on loss.............    (34)%     (34)%     (34)%
   State tax provision, net of federal benefit....     (5)%      (6)%      (6)%
   Acquired research and development in process...     21 %     --        --
   Operating losses with no current tax benefit...     18 %      40 %      40 %
                                                   ------    ------    ------
   Income taxes at the Company's effective rate...      0 %       0 %       0 %
                                                   ======    ======    ======

  The major components of deferred tax assets arising from temporary differences at December 31, 1997 and 1996 are as follows:

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
   Deferred revenue................................... $ 1,164,000  $   507,000
   Net operating loss carry forwards..................   7,897,000    1,240,000
   Restructuring reserve..............................   9,005,000          --
   Other..............................................    (591,000)      74,000
                                                       -----------  -----------
   Subtotal...........................................  17,475,000    1,821,000
   Valuation allowance................................ (17,475,000)  (1,821,000)
                                                       -----------  -----------
   Total deferred taxes............................... $       --   $       --
                                                       ===========  ===========

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  The Company had net operating loss carryforwards of approximately $20,429,000, $3,101,000, and $1,396,786 for federal and state purposes for the years ended December 31, 1997, 1996 and 1995, respectively. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2005 for federal tax purposes and 2002 for state purposes. The utilization of these net operating loss carryforwards may be limited under IRC
Section 382.

  Under SFAS No. 109, the Company has recorded valuation allowances against the realization of deferred tax assets. The valuation allowances are based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such deferred tax assets.

7. RELATED PARTIES

 Purchase of Assets of Related Entity

  In January 1996, the Company purchased certain of the assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole shareholder is the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in 1996 in a manner similar to a capital distribution. In addition, prior to the purchase, LCN provided consulting and other services to the Company for which it billed approximately $415,000 for the year ended December 31, 1995. Amounts were billed on an hourly basis for consulting and other services performed by LCN employees on behalf of SmarTalk.

  Amounts billed and services rendered by LCN were as follows:

                                                                         1995
                                                                       --------
      Marketing and product development............................... $ 85,000
      Software development............................................   70,000
      Management consulting...........................................  200,000
      Other...........................................................   60,000
                                                                       --------
        Total......................................................... $415,000
                                                                       ========

8. STOCK PLANS

  The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans (except as noted below). Had compensation cost been determined in accordance with the methodology prescribed by FAS 123, the Company's net loss (and net loss per share) would have been increased by approximately $18,436,564 ($1.23 per share), $157,000 ($.02 per share) and $0 in 1997, 1996 and 1995, respectively. The weighted average fair value of the options granted in 1997, 1996 and 1995 is estimated at $7.50, $3.43 and $0, respectively on the date of grant calculated under the minimum value method using the following assumptions:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
      . Risk Free Interest Rate..................................  6%  6.1% --
      . Expected Life (In Years)................................. 2.5     2 --
      . Expected Dividend Yield.................................. --    --  --
      . Expected Volatility...................................... 59%   --  --

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  Information concerning options outstanding under the Plans for the years ended December 31, 1997 and 1996 is as follows:

                                                        OPTION PRICE  NUMBER OF
                                                         PER SHARE     SHARES
                                                       -------------- ---------
      Balance at December 31, 1995....................            --        --
        Options granted............................... $ 1.77--$ 4.44   510,514
        Options exercised............................. $         1.77    (4,625)
        Options cancelled or expired..................            --        --
                                                                      ---------
      Balance at December 31, 1996.................... $ 1.77--$ 4.44   505,889
        Options granted............................... $ 9.00--$14.00   886,240
        Options granted............................... $14.00--$21.25 2,368,775
        Options exercised............................. $ 1.77--$11.75  (227,398)
        Options cancelled or expired.................. $ 1.77--$13.13  (105,138)
                                                                      ---------
      Balance at December 31, 1997.................... $ 1.77--$21.25 3,428,368
                                                                      =========

  Options outstanding at December 31, 1997 and 1996 had a weighted-average exercise price of $17.52 and $3.72, respectively and a weighted average-remaining contractual life of 4.2 and 2.1 years, respectively.

  Options exercisable at December 31, 1997 and 1996 were 2,037,831 and 0, respectively.

  The Company has the following stock based plans at December 31, 1997. The programs are described as follows:

 1996 Nonqualified Stock Option Plan

  In March 1996, the Board of Directors adopted the Company's 1996 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), whereby incentive stock options and non-qualifying stock options may be granted to employees, officers, directors, consultants, advisors, or agents of the Company. Options to purchase the Company's common stock are exercisable at a price not less than the fair market value of the stock at the date of grant and for a term not to exceed 10 years. Further, the options vest over a period ranging from 1 day to 3 years from the anniversary of the grant. Pursuant to the Non-Qualified Plan, the lesser of (i) 7,087,991 shares of common stock or (ii) the number of shares of common stock equal to 9% of the total issued and outstanding shares of Common Stock minus the number of shares of Common Stock issued or issuable pursuant to options exercised or outstanding under any other stock option plan of the Company.

  The Company vested 2,000 shares of an employee's options at an option price of $2.50 per share in September of 1996 resulting in compensation expense of $24,000.

  At December 31, 1997, no shares remain reserved for issuance under the plan and the Company anticipates that it will not issue any additional options under the Non-Qualified Plan.

 1996 Stock Incentive Plan

  In August, 1996, the board of directors adopted and the shareholders of the Company approved the 1996 Stock Incentive Plan, whereby the Compensation Committee may make awards to directors, employees, advisors and consultants of the Company and its subsidiaries. Pursuant to the Stock Incentive Plan, the Company has authorized and reserved a number of shares of Common Stock for issuance equal to the lessor of (i) 7,087,991 shares of common stock or (ii) a number of shares of Common Stock equal to 9% of the total issued and outstanding shares of Common Stock minus the number of shares of Common Stock issued or issuable pursuant

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES to options exercised or outstanding under the 1996 Nonqualified Plan. On December 31, 1997, the Company's shareholders approved a proposal which increased the number of shares of common stock available for issuance under the 1996 Plan by 3,000,000 shares.

  Non qualified stock options may be granted to employees, consultants, and advisors of the Company and its subsidiaries and incentive stock options may be only granted to employees of the Company and its subsidiaries. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of the grant. The value of Common Stock (determined at the time of grant) that may be subject to incentive stock options that become exercisable by any one employee in any one year is limited by the Internal Revenue Code to $100,000. The maximum term of stock options granted under the 1996 Plan is 10 years from the date of grant. At December 31, 1997, 2,649,346 shares remain reserved for issuance under the Plan.

 Stock Appreciation Rights

  A stock appreciation right may be granted in connection with an option, either at the time of grant or at any time thereafter during the term of the option. A stock appreciation right granted in connection with an option entitles the holder, upon exercise, to surrender the related option and receive a payment based on the difference between the exercise price of the related option and the fair market value of the Company's Common Stock on the date of exercise. A stock appreciation right granted in connection with an option is exercisable only at such time or times as the related option is exercisable and expires no later than when the related option expires. A stock appreciation right also may be granted without relationship to an option and will be exercisable as determined by the Committee but, in no event, after ten years from the date of grant. A stock appreciation right granted without relationship to an option entitles the holder, upon exercise, to a payment based on the difference between the base price assigned to the stock appreciation right by the Committee on the date of grant and the fair market value of the Company's Common Stock on the date of exercise. Payment to the holder in connection with the exercise of a stock appreciation right may be in cash or shares of Common Stock or in a combination of cash and shares. At December 31, 1997, no stock appreciation rights had been granted.

 Restricted Stock Awards

  The Compensation Committee may award shares of Common Stock to participants under the 1996 Plan, subject to such restrictions on transfer and conditions of forfeitures as it deems appropriate. Such conditions may include requirements as to the continued service of the participant with the Company, the attainment of specified performance goals or any other conditions determined by the Committee. Subject to the transfer restrictions and forfeiture restrictions relating to the restricted stock award, the participant will otherwise have the rights of a stockholder of the Company, including all voting and dividend rights, during the period of restriction. At December 31, 1997, no restricted stock awards had been granted.

 Performance Awards

  The Compensation Committee may grant performance awards denominated in specified units ("Performance Units") or in shares of Common Stock ("Performance Shares"). Performance awards are payable upon the achievement of performance goals established by the Committee at the beginning of the performance period, which may not exceed ten years from the date of grant. At the time of grant, the Committee establishes the number of units or shares, the duration of the performance period, the applicable performance goals and, in the case of performance units, the potential payment or range of payments for the performance awards. At the end of the performance period, the Committee determines the payment to be made based on the extent to which the performance goals have been achieved. The Committee may consider significant unforeseen events during the performance period when making the final award. Payments may be made in cash or shares of common stock or in a combination of cash and shares. At December 31, 1997, no performance shares had been granted.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

 Phantom Stock

  An award of phantom stock gives the participant the right to receive cash at the end of a fixed vesting period based on the value of a share of Common Stock at that time. Phantom stock units are subject to such restrictions and conditions to payment as the Committee determines are appropriate. At the time of grant, the Committee determines, at its sole discretion, the number of units and the vesting period of the units, and it may also set a maximum value of a unit. If the participants remain employed by the Company throughout the applicable vesting period, they are entitled to receive payment of a cash amount for each phantom stock unit equal in value to the fair market value of one share of Common Stock on the last day of the vesting period, subject to any maximum value limitation. At December 31, 1997 , no phantom stock had been granted.

9. COMMITMENTS

 Telecommunication Service Agreements

  The Company has a minute volume commitment with its service providers which, if not met, could require the Company to pay a fee to such provider. These fees are included in the restructuring reserve.

 License Agreements

  On November 1, 1996, the Company entered into an agreement with AudioFax IP LLC to license certain fax technology patents. Under this agreement, the Company paid a one-time license origination fee and is required to pay a per transaction fee as fax services are provided. The license expires contemporaneously with the patents. This license is applicable to all call traffic including that of the acquisitions.

  On January 1, 1997, the Company entered into an agreement, as amended January, 1998, with Ronald A. Katz Technology Licensing, L.P. to license certain automated transaction processing utilizing telecommunication facilities patents. Under this agreement, the Company paid a one-time license origination fee and is required to pay a per transaction fee as services are used. The license expires contemporaneously with the patents. This license is applicable to all call traffic including that of the acquisitions.

 Employment Agreements

  The Company has entered into employment agreements with certain executive personnel. The arrangements provide for the continuation of compensation (as defined) for up to 3 years from the date of termination.

 Distribution Agreement

  The Company acquired the assignment of a contract with W.H. Smith, UK in November 1997. In addition to its entry into the overseas marketplace with the establishment of SmarTalk Services (U.S.) Ltd, the Company announced a carrier services and strategic alliance agreement with Norweb Communications in the United Kingdom and a distribution agreement with D Services, a WH Smith business which specializes in distribution to 55,000 news trade outlets in the U.K.

  On December 31, 1997, as part of the acquisition of Amex Telecom, the Company entered into a joint venture arrangement with the United States Postal Service ("USPS"), whereas the USPS sells, among other functions, phone cards through its outlets. Under the arrangement effective from January 1, 1998
(the "Arrangement"), revenues and costs are shared pursuant to the Arrangement with the USPS functioning as the principal distribution or selling agent.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

 Marketing Agreement

  The Company has entered into a co-marketing and technology agreement with American Express Travel Related Services Company, Inc. in which Amex offers SmarTalk product to Amex cardholders.

 Leases

  The Company leases automobiles, office equipment and facilities under various operating and capital lease arrangements. The most significant of these leases are as follows:

  Lease agreement dated January 10, 1996 and amendments thereto to lease approximately 13,400 square feet of office space in Los Angeles, California. Lease payments under this lease commenced on March 1, 1996 and end March 31, 2002.

  Lease agreement dated May 8, 1996 to lease approximately 13,500 square feet of office space in Butler, Pennsylvania. Lease payments under this lease commenced on May 1, 1996 and end on April 30, 2001.

  Lease agreement dated May 28, 1996 to lease approximately 17,800 square feet of office space in Dublin, Ohio. Lease payments under this lease commenced July 1, 1996 and end on June 30, 1999.

  Certain leases will be terminated in accordance with the Company's restructuring plan.

  The future minimum lease payments under these leases at December 31, 1997 are as follows: 1998--$1,100,810, 1999--$638,630, 2000--$378,150, 2001--
$194,182, 2002 and thereafter--$25,006.

  Rent expense for operating leases was approximately $511,000, $180,000 and $12,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

10. PURCHASE OF VOICECHOICE PLATFORM

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

11. INITIAL PUBLIC OFFERING

  On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company raised net proceeds of $50,471,781 after deducting the underwriting discount and other related costs. A portion of the proceeds was used to repay all of the Company's outstanding debt.

12. SUBSEQUENT EVENTS

  SmarTalk believes it can maximize the synergistic opportunities created through its strategic acquisitions by consolidating its corporate functions from nine different cities to Columbus, Ohio, the prior headquarters of ConQuest. This consolidation is expected to be completed by mid-year 1998. In conjunction with the consolidation, on February 25, 1998 Erich Spangenberg assumed the post of Chief Executive Officer, formerly held by Chairman of the Board of Directors of SmarTalk Robert Lorsch. Mr. Lorsch remains Chairman of the Board. Additionally, SmarTalk's President, Jeff Lindauer, assumed the duties of Chief Operating Officer, previously held by Erich Spangenberg.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

13. SUPPLEMENTARY DATA (UNAUDITED)

                                     FOR THE YEAR ENDED DECEMBER 31, 1997
                         -----------------------------------------------------------------
                            FIRST       SECOND        THIRD        FOURTH
                           QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                         -----------  -----------  -----------  ------------  ------------
STATEMENT OF OPERATING
DATA:
  Revenue............... $ 7,368,332  $11,796,890  $20,565,623  $ 32,131,600  $ 71,862,445
  Gross profit.......... $ 2,607,585  $ 4,592,836  $ 8,769,135  $ 15,461,471  $ 31,431,027
  Operating expenses.... $ 3,446,645  $ 5,662,748  $ 8,340,215  $ 11,314,434  $ 28,764,042
  (Loss) income from
   operations........... $  (839,060) $(1,022,358) $   428,920  $(60,086,517) $(61,519,015)
  Net (loss) income..... $  (310,297) $  (666,345) $   478,637  $(61,401,469) $(61,899,474)
  Net (loss) income per
   share--basic......... $     (0.02) $     (0.05) $      0.03  $      (3.70) $      (4.14)
  Net (loss) income per
   share--diluted....... $       --   $       --   $      0.03  $        --   $        --
  Weighted average
   number of common
   shares--basic........  12,897,674   13,940,285   16,846,271    16,597,729    14,951,454
  Weighted average
   number of common
   shares--diluted               --           --    18,450,665           --            --
                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                         -----------------------------------------------------------------
                            FIRST       SECOND        THIRD        FOURTH
                           QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                         -----------  -----------  -----------  ------------  ------------
STATEMENT OF OPERATING
DATA:
  Revenue............... $ 1,139,366  $ 2,538,655  $ 4,588,843  $  6,754,196  $ 15,021,060
  Gross profit.......... $   326,488  $   609,417  $ 1,129,404  $  2,756,780  $  4,822,089
  Operating expenses.... $ 1,358,347  $ 1,744,372  $ 2,209,324  $  2,814,318  $  8,126,361
  Loss from operations.. $(1,031,859) $(1,134,955) $(1,079,920) $    (57,538) $ (3,304,272)
  Net (loss) income..... $(1,076,672) $(1,194,514) $(1,162,184) $    320,822  $ (3,112,548)
  Net (loss) income per
   share--basic......... $     (0.12) $     (0.14) $     (0.13) $       0.03  $      (0.32)
  Net (loss) income per
   share--diluted.......         --           --           --   $       0.03  $        --
  Weighted average
   number of common
   shares--basic........   8,824,834    8,824,834    8,824,834    11,871,831     9,579,804
  Weighted average
   number of common
   shares--diluted......         --           --           --     12,377,720           --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item regarding directors and executive officers of the Company is set forth in the Company's definitive Proxy Statement (the "1998 Proxy Statement") to be filed with the Commission relating to its Annual Meeting of Shareholders to be held on May 15, 1998, under the headings "Nominees for Election as Directors," "Other Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item regarding compensation of the Company's directors and executive officers set forth in the 1998 Proxy Statement under the heading, "Executive Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item regarding beneficial ownership of the common stock by certain beneficial owners and by management of the Company set forth in the 1998 Proxy Statement under the heading, "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item regarding certain relationships and related transactions with management of the Company set forth in the 1998 Proxy Statement under the heading, "Certain Relationships and Related Transactions," is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

                                                                         PAGE
 DOCUMENTS FILED WITH THIS REPORT                                       NUMBER
 --------------------------------                                       ------
 (a)(1) Consolidated Financial Statements
        Report of Independent Accountants
        Consolidated Balance Sheets as of December 31, 1997 and 1996
        Consolidated Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995
        Consolidated Statements of Shareholders' Equity (Deficit) for
         the years ended December 31, 1997, 1996 and 1995
        Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995
        Notes to Consolidated Financial Statements
 (a)(2) Financial Statement Schedules

  All Schedules are omitted since the required information is not present in amounts sufficient to require submission of the Schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.

 (b)    Reports on Form 8-K

  Report on Form 8-K dated October 22, 1997, regarding the acquisition of certain selected assets from Frontier.

  Report on Form 8-K dated November 24, 1997, setting forth restated financial statements for SmarTel and GTI and pro forma combined financial statements.

  Report on Form 8-K dated December 3, 1997, regarding an Interim Operating
Agreement between the Company and ConQuest.

  Report on Form 8-K dated December 22, 1997, regarding the acquisition of American Express Telecom, Inc. including financial statements and pro forma combined financial statements.

  Report on Form 8-K dated December 31, 1997, regarding the acquisition of ConQuest including financial statements and pro forma combined financial statements.

 (c)    Exhibits:

  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Form 10-K. Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report pursuant to Item 14(c) of Form 10-K are identified on the Index to Exhibits by a double asterisk (**).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Park, State of Florida, on March 30, 1998.

                                          SMARTALK TELESERVICES, INC.

                                          By /s/ Glen Andrew Folck
                                          _____________________________________
                                                    Glen Andrew Folck
                                              Vice President of Finance,
                                               Chief Financial Officer
                                               and Assistant Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
/s/ Robert H. Lorsch                 Chairman of the Board of        March 30, 1998
____________________________________  Directors
   Robert H. Lorsch

/s/ Erich L. Spangenberg             Vice Chairman of the Board      March 30, 1998
____________________________________  of Directors and Chief
   Erich L. Spangenberg               Executive Officer
                                      (Principal Executive
                                      Officer)

/s/ Glen Andrew Folck                Vice President of Finance,      March 30, 1998
____________________________________  Chief Financial Officer and
   Glen Andrew Folck                  Assistant Secretary
                                      (Principal Financial and
                                      Accounting Officer)

/s/ Ahmed O. Alfi                    Director                        March 30, 1998
____________________________________
   Ahmed O. Alfi

/s/ Fred F. Fielding                 Director                        March 30, 1998
____________________________________
   Fred F. Fielding

/s/ Robert M. Smith                  Director                        March 30, 1998
____________________________________
   Robert M. Smith

/s/ Ken Viellieu                     Director                        March 30, 1998
____________________________________
   Ken Viellieu

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2.1    Stock Purchase Agreement, dated as of December 22, 1997, by and among
          SmarTalk TeleServices, Inc., American Express Telecom, Inc. and
          American Express Travel Related Services Company, Inc. (without
          Schedules).(1)
  2.2    Asset Purchase Agreement, dated October 22, 1997, among SmarTalk
          TeleServices, Inc., SMTK NY-1 Corp. and Frontier Corporation.(2)
  2.3    Agreement and Plan of Reorganization and Merger, dated as of July 30,
          1997, by and among ConQuest Telecommunication Services Corp.,
          SmarTalk TeleServices, Inc. and SMTK Acquisition Corp. II.(3)
  2.4    Stock Purchase Agreement, dated as of May 31, 1997, by and among
          SmarTalk TeleServices, Inc., GTI Telecom, Inc. Waterton Investment
          Group I, LLC and William R. Harger.(4)
  2.5    Agreement and Plan of Merger, dated May 24, 1997, among SmarTalk
          TeleServices, Inc., SMTK Acquisition Corporation, SmarTel
          Communications, Inc., and each of the stockholders of SmarTel
          Communications, Inc.(5)
  3.1    Amended and Restated Articles of Incorporation.(6)
  3.2    Amended and Restated Bylaws.(6)
  4.1    Registration Rights Agreement.(6)
  4.2    Specimen Stock Certificate.(6)
  4.3    Terms of Contingent Value Rights.(5)
  4.4    Form of SmarTalk TeleServices, Inc. 10% Subordinated Note Due 2001.(4)
  4.5    Registration Rights Agreement, dated as of May 31, 1997, among
          SmarTalk TeleServices, Inc., William R. Harger and Waterton
          Investment Group I, LLC.(4)
  4.6    Indenture, dated as of September 17, 1997, between SmarTalk
          TeleServices, Inc. and Wilmington Trust Company, as Trustee.(7)
  4.7    Registration Rights Agreement, dated as of September 12, 1997, among
          SmarTalk TeleServices, Inc. Donaldson, Lufkin & Jenrette Securities
          Corporation and Salomon Brothers Inc.(7)
 10.1    Loan and Investment Agreement dated December 28, 1995 among SmarTalk
          TeleServices, Inc., SmarTalk Partners, LLC and Robert H. Lorsch.(6)
 10.2    Promissory Note in the amount of $1,200,000 dated December 28, 1995 made by SmarTalk TeleServices, Inc. in favor of SmarTalk Partners,
          LLC.(6)
 10.3    Security Agreement dated December 28, 1995 between SmarTalk
          TeleServices, Inc. and SmarTalk Partners, LLC.(6)
 10.4    Revolving Line of Credit Note in the amount of $500,000 dated December
          28, 1995 made by SmarTalk TeleServices, Inc. in favor of SmarTalk
          Partners, LLC.(6)
 10.5    Subordinated Promissory Note in the amount of $2,000,000 dated January
          1, 1996 by SmarTalk TeleServices, Inc. in favor of Lorsch Creative
          Network, Inc.(6)
 10.6    Subordination Agreement dated January 1, 1996 between SmarTalk
          TeleServices, Inc. and Lorsch Creative Network, Inc.(6)
 10.7    Security Agreement dated August 9, 1996 between SmarTalk TeleServices,
          Inc. and Lorsch Creative Network, Inc.(6)
 10.8    Employment Agreement dated July 16, 1996 between SmarTalk
          TeleServices, Inc. and Richard M. Teich.(6) **

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.9    Form of Indemnification Agreement dated October 28, 1994 between
          SmarTalk TeleServices, Inc. and certain management personnel.(6) **
 10.10   1996 Nonqualified Stock Option Plan.(6) **
 10.11   1996 Stock Incentive Plan.(6) **
 10.12   Standard Office Lease by and between LAOP IV, LLC and SmarTalk
          TeleServices, Inc., dated January 10, 1996, as amended on January 16,
          1996, February 7, 1996 and April 19, 1996.(6)
 10.13   Carrier Agreement dated November 9, 1995 between the Registrant and
          MCI Telecommunications Corporation.(6)*
 10.14   First Amendment to Carrier Agreement dated March 2, 1996 between
          SmarTalk TeleServices, Inc. and MCI Telecommunications
          Corporation.(6)*
 10.15   Second Amendment to Carrier Agreement dated September 9, 1996 between
          SmarTalk TeleServices, Inc. and MCI Telecommunications
          Corporation.(6)*
 10.16   Agreement dated October 4, 1995 between SmarTalk TeleServices, Inc.
          and West Interactive Corporation.(6)*
 10.17   Security Agreement dated August 9, 1996 between SmarTalk TeleServices,
          Inc. and SmarTalk Partners, LLC.(6)
 10.18   Subordination Agreement dated August 9, 1996 among Lorsch Creative
          Network, Inc., SmarTalk TeleServices, Inc. and SmarTalk Partners,
          LLC.(6)
 10.19   Promissory Note in the amount of $250,000 dated August 9, 1996 between
          SmarTalk TeleServices, Inc. and SmarTalk Partners, LLC.(6)
 10.20   Prepaid Carrier Referral Program Agreement between MCI
          Telecommunications Corporation and SmarTalk TeleServices, Inc., dated
          June 21, 1996.(6)*
 10.21   Wholesale Distribution Agreement between West Interactive Corporation and SmarTalk TeleServices, Inc. dated June 1, 1996.(6)*
 10.22   Loan Agreement dated September 18, 1996 between Southern California
          Bank and SmarTalk TeleServices, Inc.(6)
 10.23   Promissory Note in the amount of $1,000,000 dated September 18, 1996 between Southern California Bank and SmarTalk TeleServices, Inc.(6)
 10.24   Commercial Security Agreement in the amount of $1,000,000 dated
          September 18, 1996 between Southern California Bank and SmarTalk
          TeleServices, Inc.(6)
 10.25   Assignment of Lease by and between Pacific Bell Information Services and SmarTalk TeleServices, Inc. dated as of December 1, 1996.(8)
 10.26   Employment Agreement dated January 1, 1997 between SmarTalk
          TeleService, Inc. and Glen Andrew Folck.(9)**
 10.27   Employment Agreement dated March 17, 1997 between SmarTalk
          TeleServices, Inc. and David Andrew Hamburger.(9)**
 10.28   Telecommunications Services Agreement dated December 1, 1996 by and between WorldCom Network Services, Inc. and GTI Telecom Inc.(10)*
 10.29   Employment Agreement dated June 11, 1997 between SmarTalk
          Teleservices, Inc. and Gene Russell.(11)**
 10.30   Employment Agreement dated July 30, 1997 between SmarTalk
          Teleservices, Inc. and Lauren Becker.(11)**
 10.31   Employment Agreement dated February 26, 1998 between SmarTalk
          TeleServices, Inc. and Robert H. Lorsch.**

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------
 10.32   Employment Agreement dated February 26, 1998 between SmarTalk
          TeleServices, Inc. and Erich L. Spangenberg.**
 10.33   Employment Agreement dated November 3, 1997 between SmarTalk
          Teleservices, Inc. and Jeff Lindauer.**
 10.34   Employment Agreement dated March 9, 1998 between SmarTalk
          Teleservices, Inc. and Thaddeus Bereday.**
 11.1    Statement regarding Computation of Per Share Earnings
 21.1    Subsidiaries of the Registrant.(12)
 23.1    Consent of Price Waterhouse LLP.
 27.1    Financial Data Schedule.

--------
 (1) Incorporated by reference to SmarTalk's Form 8-K, dated December 22,
     1997.
 (2) Incorporated by reference to SmarTalk's Form 8-K, dated October 22, 1997.
 (3) Incorporated by reference to SmarTalk's Form 8-K, dated July 30, 1997.
 (4) Incorporated by reference to SmarTalk's Form 8-K, dated June 1, 1997 (amended on Form 8-K/A).
 (5) Incorporated by reference to SmarTalk's Form 8-K, dated May 28, 1997 (as amended on Form 8-K/A).
 (6) Incorporated by reference to SmarTalk's Registration Statement on Form S-1, registration number 333-10391, filed with the Securities and Exchange Commission on August 19, 1996 and the amendments thereto.
 (7) Incorporated by reference to SmarTalk's Form 8-K, dated September 17,
     1997.
 (8) Incorporated by reference to SmarTalk's Annual Report on Form 10-K for the year ended December 31, 1996.
 (9) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(10) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(11) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
(12) Incorporated by reference to SmarTalk's Registration Statement on Form S-4, registration number 333-41317, filed with the Securities and Exchange Commission on December 2, 1997 and the amendments thereto.
 * Confidential treatment has been granted. The copy filed as an exhibit omits information subject to the confidentiality request.
 ** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report pursuant to Item 14(c) of Form 10-K.