Form 10-Q
period 1998-03-31
SMARTALK TELESERVICES INC
filed 1998-05-15
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1998             Commission File No. 0-21579


                          SMARTALK TELESERVICES, INC.
                          --------------------------


Incorporated under the laws                      IRS Employer Identification
     of California                                      No. 95-4502740



                          5080 Tuttle Crossing Blvd.


                              Dublin, Ohio 43017


                           Telephone:  614-764-2933



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X       No
                                 -----          -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock at:

                       Voting, No par value: 22,600,440

                       As of May 13, 1998

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          SMARTALK TELESERVICES, INC.

                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                                      March 31,            December 31,
                                                                                 -----------------       -----------------
                       ASSETS                                                           1998                   1997
                                                                                 -----------------       -----------------
Current assets:
   Cash and cash equivalents                                                     $      48,102,465       $      62,900,673
   Trade accounts receivable (less allowance for doubtful
    accounts of $593,026 and $182,206, respectively)                                    35,503,661              32,699,249
   Receivable from American Express Company                                                    --                2,570,000
   Inventories                                                                           6,478,537               4,301,487
   Prepaid expenses                                                                      1,396,650               1,377,844
   Other current assets                                                                  7,922,867               7,637,849
                                                                                 -----------------       -----------------
     Total current assets                                                               99,404,180             111,487,102

Non-current assets:
   Property and equipment, net                                                          16,637,656              13,805,984
   Intangibles, net                                                                    225,677,905             222,536,934
   Note receivable from ACMI L.L.C. net                                                  2,493,104               2,234,763
   Other non-current assets                                                             20,430,858              10,438,043
                                                                                 -----------------       -----------------
     Total assets                                                                $     364,643,703       $     360,502,826
                                                                                 =================       =================

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $      18,504,292       $      15,081,532
   Deferred revenue                                                                     27,825,780              40,248,400
   Accrued marketing costs                                                               1,382,574               1,811,817
   Accrued interest payable                                                                557,834               2,615,480
   Other accrued expenses                                                                9,071,681               5,571,728
   Excise and sales tax payable                                                          6,001,222               5,565,072
   Restructure reserve                                                                  22,729,069              23,943,070
   Reserve for discontinued operations                                                   2,700,000                     --
   Accrued litigation settlement                                                               --                4,500,003
   Current portion of long-term debt                                                     7,866,497               7,285,401
                                                                                 -----------------       -----------------
     Total current liabilities                                                          96,638,949             106,622,503
Long-term debt less current portion                                                    150,874,753             150,874,753
                                                                                 -----------------       -----------------
Total liabilities                                                                      247,513,702             257,497,256

Shareholders' equity:
   Preferred stock, no par value; authorized 10,000,000 shares;
      no shares issued and outstanding                                                         --                      --
   Common stock, no par value; authorized 100,000,000 shares;
       issued and outstanding 22,461,749 and 21,350,852 shares,                        189,331,351             171,732,584
       respectively
   Accumulated deficit                                                                 (72,242,000)            (68,870,824)
   Cumulative translation adjustment                                                        40,650                 143,810
                                                                                 -----------------       -----------------
     Total shareholders' equity                                                        117,130,001             103,005,570
                                                                                 -----------------       -----------------
     Total liabilities and shareholders' equity                                  $     364,643,703       $     360,502,826
                                                                                 =================       =================

   The accompanying notes are an integral part of these financial statements.

                          SMARTALK TELESERVICES, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     Three Months Ended March 31,
                                                     -----------------------------
                                                          1998           1997
                                                     -------------   -------------

Revenue                                               $ 39,612,521   $  7,368,333
Cost of revenue                                         23,908,488      4,760,748
                                                      ------------   ------------

     Gross profit                                       15,704,033      2,607,585

Sales and marketing                                      5,450,629      2,545,414
General and administrative                               9,084,480        901,231
                                                      ------------   ------------

     Operating income (loss)                             1,168,924       (839,060)

Interest income                                          1,129,006        528,763
Interest expense                                        (2,390,958)           --
                                                      ------------   ------------
Loss from continuing operations before income taxes        (93,028)      (310,297)
Provision for income taxes                                     --             --
                                                      ------------   ------------
Loss from continuing operations                            (93,028)      (310,297)

Discontinued operations:
     Loss from discontinued operations                    (578,148)           --
     Loss on disposal of discontinued operations        (2,700,000)           --
                                                      ------------   ------------
Net loss                                              $ (3,371,176)  $   (310,297)
                                                      ============   ============
Per share:
     Continuing operations                            $      (0.00)  $      (0.02)
     Discontinued operations                                 (0.15)            --
                                                      ------------   ------------
Total basic                                           $      (0.15)  $      (0.02)
                                                      ============   ============

Weighted average number of shares                       21,902,362     12,897,674
                                                      ============   ============

   The accompanying notes are an integral part of these financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                    COMMON STOCK                                  CUMULATIVE
                               -----------------------    STOCK     ACCUMULATED   TRANSLATION
                                 SHARES      AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                               ---------- ------------ ------------ ------------  ----------- ------------
December 31, 1995.............  8,824,834 $    315,000  $(300,000)  $ (1,394,774)  $    --    $ (1,379,774)
  Issuance of subscribed
   shares.....................        --           --     300,000            --         --         300,000
  Purchase of assets of
   related entity.............        --           --         --      (2,464,028)       --      (2,464,028)
  Compensation under stock
   options issued.............        --        24,000        --             --         --          24,000
  Proceeds from sale of stock,
   net of costs...............  4,000,000   50,439,595        --             --         --      50,439,595
  Stock options exercised.....      4,625        8,186        --             --         --           8,186
  Net loss....................        --           --         --      (3,112,548)       --      (3,112,548)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1996............. 12,829,459   50,786,781        --      (6,971,350)       --      43,815,431
  Stock options exercised.....    227,398      851,485        --             --         --         851,485
  Distribution agreement......    330,205    7,596,093        --             --         --       7,596,093
Acquisitions:
  ConQuest Telecommunications.  4,488,935   64,528,441        --             --         --      64,528,441
  GTI Telecom, Inc............  2,580,001   34,830,000        --             --         --      34,830,000
  SmarTel Telecommunications..    714,286    9,375,004        --             --         --       9,375,004
  Cardinal VoiceCard Ltd......    115,000    2,170,625        --             --         --       2,170,625
  Frontier Selected Assets....     65,568    1,594,155        --             --         --       1,594,155
  Cumulative translation
   adjustment.................        --           --         --             --     143,810        143,810
  Net loss....................        --           --         --     (61,899,474)       --     (61,899,474)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1997............. 21,350,852  171,732,584        --     (68,870,824)   143,810    103,005,570
  Licensing agreement.........    100,000    3,056,300        --             --         --       3,056,300
  USA Telecommunications
   Services, Inc..............     81,302    2,500,037        --             --         --       2,500,037
  Cumulative translation
   adjustment.................        --           --         --             --    (103,160)      (103,160)
  Litigation settlement.......    215,569    4,500,003        --             --         --       4,500,003
  Stock options exercised.....    714,026    7,542,427        --             --         --       7,542,427
  Net loss....................        --           --         --      (3,371,176)       --      (3,371,176)
                               ---------- ------------  ---------   ------------   --------   ------------
March 31, 1998................ 22,461,749 $189,331,351  $     --    $(72,242,000)  $ 40,650   $117,130,001
                               ========== ============  =========   ============   ========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Three Months Ended March 31,
                                                                                             -----------------------------
                                                                                                  1998            1997
                                                                                             -------------    ------------
Cash flows from operating activities:
 Net loss..................................................................................  $ (3,371,176)        (310,297)
 Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation.............................................................................       474,473           43,355
  Amortization.............................................................................     2,553,558               --
  Loss from discontinued operations........................................................     2,700,000               --
  Provision for bad debt...................................................................       410,820               --
  Lease termination fee....................................................................            --         (325,810)
  Changes in assets and liabilities, net of effects from acquisitions, dispositions, and foreign currency adjustments which increase (decrease) cash:
   Trade accounts receivable...............................................................    (3,201,804)        (650,273)
   Inventories.............................................................................    (2,074,880)        (208,217)
   Prepaid expenses........................................................................       (18,804)        (133,196)
   Other current assets....................................................................       733,746         (248,843)
   Other non-current assets................................................................    (7,874,217)         (66,947)
   Accounts payable........................................................................     3,409,555         (760,559)
   Deferred revenue........................................................................   (12,422,620)         (61,549)
   Accrued marketing costs.................................................................      (429,243)        (136,931)
   Accrued interest........................................................................    (2,057,646)              --
   Other accrued expenses..................................................................     3,302,681         (124,257)
   Restructure reserve.....................................................................    (1,214,001)              --
   Litigation settlement in connection with ConQuest acquisition...........................    (4,500,003)              --
   Excise and sales tax payable............................................................       436,150           30,462
                                                                                             ------------     ------------
  Net cash used by operating activities....................................................   (23,143,411)      (2,953,062)
                                                                                             ------------     ------------
Cash flows from investing activities:
  Note receivable from ACMI, L.L.C.........................................................      (258,341)              --
  Capital expenditures.....................................................................    (3,217,949)         (96,423)
  Litigation settlement in connection with ConQuest acquisition............................     4,500,003               --
  Acquisition costs, net of cash acquired..................................................      (90,645)              --
                                                                                             ------------     ------------
   Net cash provided (used) by investing activities........................................       933,068         (96,423)
                                                                                             ------------     ------------
Cash flows from financing activities:
  Stock options exercised..................................................................     7,542,427          574,296
  Payments on capital lease obligations....................................................       (27,132)             --
                                                                                             ------------     ------------
   Net cash provided by financing activities...............................................     7,515,295          574,296
                                                                                             ------------     ------------
  Effect of currency exchange rate change..................................................      (103,160)              --
                                                                                             ------------     ------------
Decrease in cash and cash equivalents......................................................   (14,798,208)      (2,475,189)
Cash and cash equivalents at beginning of period...........................................    62,900,673       44,830,487
                                                                                             ------------     ------------
Cash and cash equivalents at end of period.................................................  $ 48,102,465     $ 42,355,298
                                                                                             ============     ============
Supplemental disclosure of cash flow information:
  Cash paid for interest...................................................................  $  2,057,647     $         --
                                                                                             ============     ============

  Issuance of stock for litigation settlement..............................................  $  4,500,003     $         --
                                                                                             ============     ============

  Issuance of stock for licensing agreement................................................  $  3,056,300     $         --
                                                                                             ============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

SMARTALK TELESERVICES, INC.

NOTES TO FINANCIAL STATEMENTS  (UNAUDITED)

1.    BASIS OF INTERIM PRESENTATION

The accompanying interim period consolidated financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997 and other information included in SmarTalk TeleServices, Inc.'s (the "Company") Form 10-K and Forms 8-K, as filed with the Securities and Exchange Commission.

2.    RESTRUCTURING

The company recorded a $25,000,000 restructuring charge at December 31, 1997. Utilization against this reserve is as follows:

                                             Three Months Ended
                                          -------------------------
                                          December 31,    March 31,      Total
                                              1997          1998        Charges
                                          ------------    ---------    ---------
Personnel reductions                      $  250,672      $  494,079   $  744,751
Facilities and equipment realignments        703,040         324,269    1,027,309
Product conformity and sole branding         103,218         395,653      498,871
                                          ----------      ----------   ----------
  Total                                   $1,056,930      $1,214,001   $2,270,931
                                          ==========      ==========   ==========

3.    DISCONTINUED OPERATIONS

On February 28, 1998 (the "Measurement Date") the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Measurement Date have been classified as a loss from discontinued operations. The estimated loss from operations after the measurement date until the anticipated date of sale have been recorded as a loss on disposal of discontinued operations.

Summarized financial information for the discontinued operations is as follows:

                                              Two Months             One Month           Three Months
                                                Ended                  Ended                 Ended
                                           February 28, 1998       March 31, 1998       March 31, 1998
                                           -----------------       --------------       --------------
Revenues                                          $3,705,218           $1,852,609           $5,557,827
Loss before income taxes                            (578,148)            (363,943)            (942,091)
Net loss                                            (578,148)            (363,943)            (942,091)

                                                 As of
                                                March 31,
                                                  1998
                                                ---------
Current assets                                  4,085,208
Total assets                                    9,557,884
Current liabilities                             1,428,909
Total liabilities                               9,557,884
                                               ----------
Net assets of discontinued operations          $        -
                                               ==========

SmarTalk did not own the call center business at March 31, 1997.

4.    LICENSING AGREEMENT

On March 30, 1998, the Company entered into a new licensing agreement with AudioFax IP LLC to license certain voice-fax mailbox technology. The Company paid a one-time fee to license the technology until the patents expire in 2008. Prior to this agreement, the Company licensed this technology by paying a per card fee for cards containing voice-fax mailbox services.

5.    ACQUISITION

On March 23, 1998, the Company acquired USA Telecommunication Services, Inc., a North Carolina based prepaid cellular card company, for 81,302 shares of common stock and $1,500,000 in cash. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business are included in the Company's consolidated results since the date of acquisition.


6.    DIVIDENDS

There were no dividends declared or paid for the three months ended March 31, 1998 or 1997.


SMARTALK TELESERVICES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering on the NASDAQ national stock market.

SmarTalk provides convenient, easy-to-use, "cost-effective" telecommunications products and services to individuals and businesses primarily through the SmarTalk prepaid phone card. The SmarTalk card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial and message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

SmarTalk services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

SmarTalk's revenue originates from (i) SmarTalk branded, co-branded, and private label prepaid calling card sales through retailers; (ii) sales of cards through alternate distribution channels; (iii) recharges of existing prepaid calling cards; (iv) prepaid calling services provided to one of the Company's strategic partners, West Interactive Corporation and (v) call processing services. The Company operates in a highly competitive market. Future revenues and earnings may be impacted by, among other factors, the Company's ability to address competition, its ability to sign new accounts, its ability to introduce new products such as its prepaid cellular product offering, and its ability to integrate its operations successfully.

Under sales agreements with the majority of its retailers, the Company sells cards to the retailer at a set price. The Company generally invoices the retailer upon shipment of the cards. The Company also offers pay-on-sale and pay-on-activation programs to certain retailers whereby the retailers are invoiced upon sale to or activation by a retailer's customer, respectively. The Company anticipates that its pay-on-sale and pay-on-activation programs will be increasingly utilized by its retail customers. Deferred revenue is recognized when the retailer is invoiced. The Company recognizes revenue and reduces deferred revenue as the customer utilizes calling time or upon expiration of cards containing unused calling time ("breakage"). The Company also records deferred revenue upon recharge of existing prepaid calling cards and recognizes the revenue upon the usage or expiration of the recharge minutes. Call processing revenues are recognized as these services are rendered.

SmarTalk's cost of revenue consists primarily of the cost of providing long distance services and related enhanced services, as well as the cost of manufacturing and delivering the cards, excise taxes and Universal Service Fund fees. The cost of providing long distance services represents obligations to carriers that provide minutes of long distance over their networks in order to facilitate use of SmarTalk's product.

SmarTalk seeks to leverage its competitive advantages in implementing the key elements of its growth strategy, including: (i) increasing penetration of retailers; (ii) developing new products and services; and (iii) continuing to pursue selected acquisitions.

Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk cards sold by each retailer. These commissions are capitalized and amortized based on customer usage. Advertising consists primarily of trade, consumer and cooperative advertising ("co-op"), and Manufacturer's Development Funds ("MDF"). Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. MDF consists of promotional and marketing funds to access shelf space. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising materials and services.

General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees, and other general expenses including depreciation and amortization. Sales and use taxes for the SmarTalk platforms are incurred based on customer usage of long distance minutes which are processed through the Company's platforms.

The Company completed the following acquisitions from January 1, 1997 to March 31, 1998:

American Express Telecom, Inc. ("Amex Telecom"). On December 31, 1997, SmarTalk acquired Amex Telecom, a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation, American Express Travel Service Offices ("AmEx TSO's"), and certain Foreign Exchange offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, American Express Travel Related Services, Inc. Additionally, SmarTalk purchased the profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to certain AmEx TSO's, distribution through the U.S. Postal Service and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement American Express Company agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997. The Company has recorded this amount as a reduction to the purchase price and a receivable of $2,570,000 at December 31, 1997.

ConQuest Telecommunication Service Corp. ("ConQuest"). On December 3, 1997, SmarTalk entered into an interim operating agreement which transferred all risks and rewards from ConQuest to SmarTalk. SmarTalk assumed responsibility for operating the ConQuest business and the employees of ConQuest became employees of SmarTalk on this date. On December 31, 1997, SmarTalk acquired 100% of ConQuest's outstanding common stock. In consideration for each outstanding share of ConQuest common stock, ConQuest stockholders received 7.63 shares of SmarTalk Common Stock (approximately 4.5 million shares of Common Stock in total). SmarTalk also assumed $6,139,679 of ConQuest's debt. Additionally, in connection with this acquisition SmarTalk paid $350,000 in cash in 1997 and issued 215,569 shares of Common Stock in January 1998 to obtain an agreement and mutual release from a group of individuals that had brought a lawsuit against ConQuest prior to the acquisition. ConQuest was a developer and marketer of prepaid calling cards and other enhanced telecommunication services and technology, including domestic and international calling services for the tour and travel industry. The acquisition of ConQuest added significantly to SmarTalk's technological infrastructure, customer base, platform operations and management infrastructure.

Selected Assets of Frontier Corporation. On December 9, 1997, SmarTalk acquired selected assets ("Frontier Selected Assets") of the retail prepaid phone card business of Frontier Corporation, a New York corporation ("Frontier"). In consideration for the Frontier Selected Assets, SmarTalk paid $35 million in cash and 65,568 shares of common stock. The acquisition of the Frontier Selected Assets added to SmarTalk's size, scale and scope, and helped establish SmarTalk's presence on the East Coast.

Cardinal VoiceCard, Ltd. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace and added to the Company's customer base.

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

On March 23, 1998, the Company acquired USA Telecommunication Services, Inc. (dba Debit Cellular Network), a North Carolina based prepaid cellular card company, for 81,302 shares of common stock and $1,500,000 in cash.

Collectively these purchases are the "Acquisitions". The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of the Acquistions have been included in the Company's consolidated results since the date of acquisition.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED WITH THE QUARTER ENDED MARCH 31, 1997

      Revenue. Revenue increased to $39,612,521 for the quarter ended March 31, 1998 compared to $7,368,333 for the quarter ended March 31, 1997. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance, the Acquisitions, and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $4,509,588 in the first quarter of 1998 and $3,850,049 for the same period last year. In addition, 15.1% of total revenue for the quarter ended March 31, 1998 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 11.0% for the quarter ended March 31, 1997. Recharge revenues for the quarters ended March 31, 1998 and 1997 was $1,101,499 and $437,055, respectively.

      Cost of Revenue. Cost of revenue increased to $23,908,488 for the quarter ended March 31, 1998 from $4,760,748 for the quarter ended March 31, 1997. The increase was primarily attributable to greater use of the Company's services, the Acquisitions and an increase in taxes and fees. The gross profit percentage for the quarter ended March 31, 1998 was 39.6% as compared to 35.4% for the quarter ended March 31, 1997. The gross margin percentage increased primarily due to lower transport and card costs and the increase in breakage revenue which has minimal cost of revenues associated with it.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $5,450,629 (or 13.8% of revenue) for the quarter ended March 31, 1998 from $2,545,414 (or 34.5% of revenue) for the quarter ended March 31, 1997. The decrease as a percentage of revenue was due to revenue growth in 1998. The increased dollar amount was primarily due to the Acquisitions and the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and promotional goods.

      General and Administrative Expenses. General and administrative expenses increased to $9,084,480 (or 22.9% of revenue) for the quarter ended March 31, 1998 from $901,231 (or 12.2% of revenue) for the quarter ended March 31, 1997. The increase in dollar amount was primarily due to the Acquisitions, which includes intangible assets amortization, depreciation expense, and the addition of personnel and costs associated with the growth in the Company's business. Additionally, expense was reduced in the first quarter of 1997 as the Company received enhanced feature equipment with a net fair value of $325,810 in exchange for early termination of a facility sublease with a strategic partner.

      Interest Income (Expense). Interest expense, net of interest income for the quarter ended March 31, 1998, was $(1,261,952) as compared to $528,763 for the quarter ended March 31, 1997. This decrease was primarily due to interest expense on the Company's subordinated debt that was issued September 17, 1997. Interest expense for the three months ended March 31, 1998 and 1997 included $228,651 and $0 of debt issue costs amortization, respectively.

      Income Tax. The Company had losses for the quarters ended March 31, 1998 and 1997. Accordingly, there was no provision for income taxes.

      Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 160,854,041 for the three months ended March 31, 1998 as compared with 35,221,086 for the three months ended March 31, 1997. PIN activations were 3,483,123 and 437,055 for the three months ended March 31, 1998 and 1997, respectively. These increases are due to increased usage of the Company's services and the Acquisitions.

     Discontinued Operations. On February 28, 1998 (the "Measurement Date") the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Measurement Date have been classified as a loss from discontinued operations. The estimated loss from operations after the measurement date until the anticipated date of sale have been recorded as a loss on disposal of discontinued operations.

     Net Loss. As a result of the above items, net loss increased to $3,371,176 for the quarter ended March 31, 1998 from $310,297 for the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by SmarTalk upon the acquisition of ConQuest and had an outstanding balance of $7,291,575 at March 31, 1998. There are no additional borrowings available under this facility.

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. The credit facility was undrawn at March 31, 1998.

  Throughout 1997 to March 31, 1998, the Company has paid approximately $90,000,000 in cash, paid $21,144,686 for acquisition indebtedness, and has issued approximately 8,700,000 shares of Common Stock for the Acquisitions, distribution and licensing agreements.

  From inception through March 31, 1998, the Company has funded operations primarily from borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $23,143,411 for the three months ended March 31, 1998. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Additionally, the Company believes that the net proceeds from the Notes offering, together with existing sources of liquidity, will be sufficient to fund its capital expenditures, working capital, selected acquisitions, and other cash requirements through the next twelve months.

                          Part II. Other Information

Item 1. Legal Proceedings

  On April 20, 1998, Intrine Communications ("Intrine"), filed a complaint against the Company and USA Telecommunications Services, Inc. (dba Debit Cellular Network), a wholly-owned subsidiary of the Company ("DCN"), in the Superior Court of California in Los Angeles County. In the complaint, Intrine alleges that, by virtue of the Company's acquisition of DCN, the Company and DCN breached written and oral agreements not to circumvent and appropriate for themselves the benefits of a purported deal by Intrine to acquire DCN. The lawsuit seeks damages and injunctive relief. Management of the Company believes that the claims against the Company and DCN are without merit and does not at present expect this lawsuit to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

Item 2. Changes in Securities and Use of Proceeds

  In March 1998, the Company issued 81,302 shares of its common stock in connection with an acquisition. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

  In March 1998, the Company issued 100,000 shares of its common stock in connection with an amendment to a license agreement. The shares were issued in reliance upon the exemption from registration provided for under
Section 4(2) of the Act.

  In January, February and March of 1998, the Company granted 176,300 options to purchase its common stock to certain directors, officers and employees of the Company and certain other persons in consideration for their services. All of the sales by the Company of these unregistered securities were made by the Company in reliance upon Section 4(2) of the Act.

  On October 23, 1996, the Company's initial public offering of its common stock was declared effective by the Securities and Exchange Commission (the "SEC"). The SEC registration number assigned to the registration statement was 333-10391. The use of these proceeds did not materially change from the use of proceeds description in the Prospectus. Additionally, as of March 31, 1998, these proceeds had been used in their entirety for the acquisition of other businesses, purchase of machinery and equipment, and general working capital obligations.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits required by Item 601 of Regulation S-K.
              10.1 Employment Agreement dated, January 2, 1998 between SmarTalk TeleServices, Inc. and Jack Feingold.
              10.2 Employment Agreement dated March 5, 1998 between SmarTalk TeleServices, Inc. and Joseph Borocz.
              27.1 Financial Data Schedule

        (b)  Reports on Form 8-K
              SmarTalk filed a Form 8-K on January 15, 1998 pertaining to the consummation of the acquisition of ConQuest Telecommunications Services Corp. containing item number 2 and item 7(c) exhibits 2.1, 99.1 and 99.2.

              SmarTalk filed a Form 8-K on January 6, 1998 pertaining to the consummation of the acquisition of American Express Telecom, Inc. containing item number 2 and item 7(c) exhibit 2.1.

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

                                   SmarTalk TeleServices, Inc.
                                   ---------------------------
                                          (Registrant)

Date: May 15, 1998                 By: /s/ Glen Andrew Folck
                                       ---------------------
                                       Glen Andrew Folck
                                       Vice President of Finance, Chief
                                        Financial Officer and Assistant
                                        Secretary