Form 10-Q
period 1998-06-30
SMARTALK TELESERVICES INC
filed 1998-08-19
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1998                  Commission File No. 0-21579


                          SMARTALK TELESERVICES, INC.
                          --------------------------


Incorporated under the laws                      IRS Employer Identification
     of California (1)                                  No. 95-4502740



                          5080 Tuttle Crossing Blvd.


                              Dublin, Ohio 43016-3566


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



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 1998:

                       Voting, No par value: 27,607,219

(1) A proposal to effect the reincorporation of SmarTalk TeleServices, Inc. from California to Delaware was approved by the shareholders of the Company on December 31, 1997. Accordingly, subject to receipt of requisite regulatory approval, the Company's state of incorporation will change from California to Delaware and the Company will be a Delaware corporation.

                               EXPLANATORY NOTE

As discussed in Note 1 and Note 9 to the condensed consolidated financial statements of SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company") included herein, the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), have informed the Company's management that significant issues exist with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997 and with respect to certain components of the restructuring reserve taken at the end of 1997. The Company and the Company's Board of Directors (the "Board") are working with PwC to resolve these accounting issues. There can be no assurance that other issues will not be raised by PwC as a result of its review. The financial information set forth herein for the quarter and the six month period ended June 30, 1998, and for all periods during 1997, is based on SmarTalk's internal accounting records and presented in a manner consistent with SmarTalk's previous financial reports. Because the Company and PwC have not concluded their review, none of this financial information has been adjusted to reflect any changes that may be suggested by PwC as a result of its review of the Company's accounting practices. In communications to date with the Company regarding the foregoing issues, PwC has informed the Company that its 1997 and 1998 financial statements will require adjustment upon completion of the review process. The amounts of such adjustments have yet to be determined.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                                BALANCE SHEETS
                                  (UNAUDITED)

                                                                                      June 30,             December 31,
                                                                                 -----------------       -----------------
                       ASSETS                                                           1998                   1997
                                                                                 -----------------       -----------------
Current assets:
   Cash and cash equivalents                                                     $    31,705,864         $    63,066,576
   Trade accounts receivable (less allowance for doubtful
    accounts of $1,445,932 and $669,206, respectively)                                45,934,488              34,203,477
   Notes receivable                                                                   19,067,995                     --
   Receivable from American Express Company                                                  --                2,570,000
   Inventories                                                                         7,257,901               4,441,521
   Prepaid expenses                                                                    1,442,424               1,414,703
   Other current assets                                                                9,512,410               7,637,849
                                                                                 ---------------         ---------------
     Total current assets                                                            114,921,082             113,334,126

Non-current assets:
   Property and equipment, net                                                        19,529,891              15,379,018
   Intangibles, net                                                                  229,530,054             222,536,934
   Note receivable from ACMI L.L.C., net                                                      --                2,234,763
   Other non-current assets                                                           17,740,225              10,438,043
                                                                                 ---------------         ---------------
     Total assets                                                                $   381,721,252         $   363,922,884
                                                                                 ===============         ===============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $    23,698,724         $    17,520,529
   Deferred revenue                                                                   29,455,088              40,248,400
   Accrued marketing costs                                                             1,121,698               1,811,817
   Accrued interest payable                                                            2,785,919               2,615,480
   Other accrued expenses                                                             16,283,109               5,571,728
   Excise and sales tax payable                                                        3,147,882               5,565,072
   Income taxes payable                                                                1,175,951                     --
   Restructure reserve                                                                22,008,229              23,943,070
   Reserve for discontinued operations                                                 1,035,000                     --
   Accrued litigation settlement                                                             --                4,500,003
   Current portion of long-term debt                                                   7,437,092               8,688,784
                                                                                 ---------------         ---------------
     Total current liabilities                                                       108,148,692             110,464,883
Long-term debt less current portion                                                  151,125,819             151,169,932
                                                                                 ---------------         ---------------
     Total liabilities                                                               259,274,511             261,634,815

Shareholders' equity:
   Preferred stock, no par value; authorized 10,000,000 shares;
      no shares issued and outstanding                                                       --                      --
   Common stock, no par value; authorized 100,000,000 shares;
       issued and outstanding 25,448,948 and 23,626,684 shares,                      199,906,341             175,420,772
       respectively
   Accumulated deficit                                                               (77,520,156)            (73,276,513)
   Cumulative translation adjustment                                                      60,556                 143,810
                                                                                 ---------------         ---------------
     Total shareholders' equity                                                      122,446,741             102,288,069
                                                                                 ---------------         ---------------
     Total liabilities and shareholders' equity                                  $   381,721,252         $   363,922,884
                                                                                 ===============         ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Three Months Ended June 30,        Six Months Ended June 30,
                                      ---------------------------       ---------------------------
                                          1998           1997               1998           1997
                                      -----------     -----------       -----------     -----------
Revenue                               $51,830,277     $11,796,890       $94,235,441     $19,165,223
Cost of revenue                        29,200,682       7,204,054        54,761,037      11,964,802
                                      -----------     -----------       -----------     -----------

     Gross profit                      22,629,595       4,592,836        39,474,404       7,200,421

Sales and marketing                     8,051,458       2,996,050        15,553,386       5,541,464
General and administrative             10,192,605       2,619,144        21,371,823       3,520,375
                                      -----------     -----------       -----------     -----------

     Operating income (loss)            4,385,532      (1,022,358)        2,549,195      (1,861,418)

Interest income                         1,220,792         580,761         2,349,798       1,109,524
Interest expense                        2,511,714         224,748         4,938,537         224,748
                                      -----------     -----------       -----------     -----------

Income (Loss) from continuing
  operations before income taxes        3,094,610        (666,345)          (39,544)       (976,642)
Provision for income taxes              1,175,951             --          1,175,951             --
                                      -----------     -----------       -----------     -----------

Income (Loss) from continuing
  operations                            1,918,659        (666,345)       (1,215,495)       (976,642)
                                      -----------     -----------       -----------     -----------

Discontinued operations:
     Loss from discontinued
      operations to the
      Measurement Date                        --              --           (578,148)            --
     Income (Loss) from the
      Measurement Date to the
      date of disposal of
      discontinued operations             250,000             --         (2,450,000)            --
                                      -----------     -----------       -----------     -----------
Net income (loss)                     $ 2,168,659     $  (666,345)      $(4,243,643)    $  (976,642)
                                      ===========     ===========       ===========     ===========

Per share income (loss):
     Continuing operations            $       .08     $      (.05)      $      (.05)    $      (.07)
     Discontinued operations                  .01              --              (.12)            --
                                      -----------     -----------       -----------     -----------
Total basic                           $       .09     $      (.05)      $      (.17)    $      (.07)
                                      ===========     ===========       ===========     ===========

Weighted average number of shares      25,328,917      13,940,285        24,833,912      13,421,860
                                      ===========     ===========       ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                    COMMON STOCK                                  CUMULATIVE
                               -----------------------    STOCK     ACCUMULATED   TRANSLATION
                                 SHARES      AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                               ---------- ------------ ------------ ------------  ----------- ------------
December 31, 1995.............  8,824,834 $    315,000  $(300,000)  $ (1,394,774)  $    --    $ (1,379,774)
  Issuance of subscribed
   shares.....................        --           --     300,000            --         --         300,000
  Purchase of assets of
   related entity.............        --           --         --      (2,464,028)       --      (2,464,028)
  Compensation under stock
   options issued.............        --        24,000        --             --         --          24,000
  Proceeds from sale of stock,
   net of costs...............  4,000,000   50,439,595        --             --         --      50,439,595
  Stock options exercised.....      4,625        8,186        --             --         --           8,186
  Net loss....................        --           --         --      (3,112,548)       --      (3,112,548)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1996............. 12,829,459   50,786,781        --      (6,971,350)       --      43,815,431
  Stock options exercised.....    227,398      851,485        --             --         --         851,485
  Distribution agreement......    330,205    7,596,093        --             --         --       7,596,093
  Initial issuance of
  Worldwide Direct common
   shares.....................  1,772,800          800        --             --         --             800
  Initial issuance of World-
   wide Direct preferred
   shares.....................    503,032    3,687,388        --             --         --       3,687,388
Acquisitions:
  ConQuest Telecommunications.  4,488,935   64,528,441        --             --         --      64,528,441
  GTI Telecom.................  2,580,001   34,830,000        --             --         --      34,830,000
  SmarTel Telecommunications..    714,286    9,375,004        --             --         --       9,375,004
  Cardinal VoiceCard Ltd......    115,000    2,170,625        --             --         --       2,170,625
  Frontier selected assets....     65,568    1,594,155        --             --         --       1,594,155
  Cumulative translation
   adjustment.................        --           --         --             --     143,810        143,810
  Net loss....................        --           --         --     (66,305,163)       --     (66,305,163)
                               ---------- ------------  ---------   ------------   --------   ------------
December 31, 1997............. 23,626,684  175,420,772        --     (73,276,513)   143,810    102,288,069
  Licensing agreement.........    100,000    3,056,300        --             --         --       3,056,300
  Second issuance of Worldwide
   Direct preferred shares....    439,168    3,045,600        --             --         --       3,045,600
  USA Telecommunications
   Services, acquisition......     81,302    2,500,037        --             --         --       2,500,037
  Litigation settlement.......    215,569    4,500,003        --             --         --       4,500,003
  Stock options exercised.....    779,409    7,692,803        --             --         --       7,692,803
  ConQuest Telecommunications
   acquisition................    106,816    2,084,826        --             --         --       2,084,826
  SmarTel Telecommunications
   acquisition................    100,000    1,606,000        --             --         --       1,606,000
  Cumulative translation
   adjustment.................        --           --         --             --     (83,254)       (83,254)
  Net loss....................        --           --         --      (4,243,643)       --      (4,243,643)
                               ---------- ------------  ---------   ------------   --------   ------------
June 30, 1998................. 25,448,948 $199,906,341  $     --    $(77,520,156)  $ 60,556   $122,446,741
                               ========== ============  =========   ============   ========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               Six Months Ended June 30,
                                                                                             -----------------------------
                                                                                                  1998            1997
                                                                                             -------------    ------------
Cash flows from operating activities:
 Net Loss..........................................................................          $ (4,243,643)    $  (976,642)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation.....................................................................             1,529,687         158,342
  Amortization.....................................................................             5,828,339         395,715
  Discontinued operations..........................................................             1,353,051              --
  Provision for bad debts..........................................................               776,726             276
  Sublease termination fee.........................................................                    --        (325,810)
 Changes in assets and liabilities, which increase (decrease) cash
  Accounts receivable..............................................................           (15,513,473)     (2,140,172)
  Inventories......................................................................            (2,559,263)       (130,114)
  Prepaid expenses.................................................................               (27,720)     (1,721,609)
  Other current assets.............................................................              (839,588)         748,843
  Other non-current assets.........................................................            (5,546,313)       (362,879)
  Accounts payable.................................................................             5,365,408        (738,997)
  Deferred revenue.................................................................           (12,584,793)         51,240
  Accrued marketing costs..........................................................              (690,119)       (136,931)
  Accrued interest.................................................................               170,439              --
  Other accrued expenses...........................................................            10,852,630         329,155
  Restructuring reserve............................................................            (1,934,840)             --
  Excise and sales tax payable.....................................................            (2,417,191)             --
  Income taxes payable.............................................................             1,175,952              --
                                                                                             ------------     -----------

Net cash used by operating activities..............................................           (19,304,711)     (4,849,583)
                                                                                             ------------     -----------
Cash flows from investing activities:
 Cash for acquisitions.............................................................            (4,302,550)             --
 Proceeds from sale of discontinued operations.....................................             1,000,000
 Repayment of ACMI note receivable.................................................             1,000,000              --
 Capital expenditures..............................................................            (6,371,222)       (475,182)
 License fee.......................................................................            (3,000,000)             --
 Acquisition costs, net of cash acquired............................................           (3,081,134)     (1,623,342)
                                                                                             ------------     -----------
Net cash used by investing activities..............................................           (14,754,906)     (2,098,524)
                                                                                             ------------     -----------
Cash flows from financing activities
 Stock options exercised...........................................................             7,692,802         594,093
 Second issuance of Worldwide Direct preferred.....................................             3,045,600              --
 Repayment of note payable to WorldCom.............................................                    --      (6,383,691)
 Long-term debt....................................................................              (652,874)             --
 Capital lease payments............................................................               (96,352)             --
 Repayment of Star Bank line of credit.............................................            (7,193,575)             --
 Payment on Century Bank line of credit............................................               (13,442)             --
                                                                                             ------------     -----------
Net cash provided (used) by financing activities...................................             2,782,159      (5,789,598)
                                                                                             ------------     -----------

 Effect of currency exchange rate..................................................               (83,254)             --
                                                                                             ------------     -----------
Decrease in cash and cash equivalents..............................................           (31,360,712)    (12,737,705)

Cash and cash equivalents at beginning of period...................................            63,066,576      44,830,487
                                                                                             ------------     -----------
Cash and cash equivalents at end of period.........................................          $ 31,705,864    $ 32,092,782
                                                                                             ============    ============
Supplemental disclosure of cash flow information
  Cash paid for interest...........................................................          $  4,314,583    $      3,915
                                                                                             ============    ============

  Issuance of stock for acquisitions...............................................          $  6,190,863    $ 44,205,004
                                                                                             ============    ============
  Issuance of stock for litigation settlement......................................          $  4,500,003    $         --
                                                                                             ============    ============
  Issuance of debt for acquisitions................................................          $  5,500,000    $ 26,500,000
                                                                                             ============    ============
  Issuance of stock for licensing agreement........................................          $  3,056,300    $         --
                                                                                             ============    ============
  Debt assumed at acquisition......................................................          $  1,304,828    $  6,383,691
                                                                                             ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

SMARTALK TELESERVICES, INC.

NOTES TO FINANCIAL CONSOLIDATED STATEMENTS  (UNAUDITED)

1.    BASIS OF INTERIM PRESENTATION

The accompanying interim period consolidated financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997 and other information included in SmarTalk's Forms 10-K, Forms 10-Q and Forms 8-K, as filed with the Securities and Exchange Commission and as each such report may be amended.

As publicly announced on August 10, 1998, the Company has been informed by PwC that significant issues exist with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997 and with respect to certain components of the restructuring reserve taken at the end of 1997. In communications to date with the Company regarding the foregoing issues, PwC has informed the Company that its 1997 and 1998 financial statements will require adjustment upon completion of the review process. The amounts of such adjustments have yet to be determined. Subject to the foregoing, in the opinion of Company's management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.    NOTE RECEIVABLE FROM ACMI, L.L.C.

On June 19, 1998, the Company received payment for the ACMI, L.L.C. note receivable. The note receivable had a net book value of $2,234,763 on such date and the repayment amount was $1,000,000 in cash. Since this note was acquired through the ConQuest acquisition, the devaluation of the note was recorded as a reduction of goodwill. Additionally, the Company was required to release 106,816 shares of its Common Stock that was held in escrow and used as collateral to secure the note. The value of these shares was recorded as an increase to goodwill.

3.    LICENSING AGREEMENT

On March 30, 1998, the Company entered into a new licensing agreement with AudioFax IP LLC to license certain voice-fax mailbox technology. The Company paid a one-time fee to license the technology until the patents expire in 2008. The fee is being amortized over the remaining life of the patent. Prior to this agreement, the Company licensed this technology by paying a per card fee for cards containing voice-fax mailbox services.

4.    ACQUISITIONS

On March 23, 1998, the Company acquired USA Telecommunication Services, Inc. (dba Debit Cellular Network ("DCN")), a North Carolina based prepaid cellular card company, for 81,302 shares of common stock and $1,500,000 in cash. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business are included in the Company's consolidated results since the date of acquisition.

On April 30, 1998, the Company acquired the outstanding shares of Canada Telecom Network Inc. ("CTN") for $3,000,000 in cash and $5,500,000 in a subordinated, 7.5% per annum note which matures April 30, 2000. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated results since the date of acquisition.

On June 10, 1998, the Company acquired 100% of the outstanding stock of Worldwide Direct, Inc. ("WWD") by virtue of a merger of a wholly-owned subsidiary of the Company with and into WWD for 2.7 million shares of Common Stock. This business combination has been accounted for herein as a pooling-of-interests combination. While the Company has consulted with PwC regarding certain pooling-related matters, PwC has not reached a conclusion at present that the combination qualifies for pooling of interest accounting. Accordingly, the financial information for periods prior to June 10, 1998 as included herein have been restated to reflect this accounting.

The financial position and results of operations of the Company have been restated for all periods prior to the combination to give retroactive effect to the WWD combination. The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying supplemental consolidated financial statements are summarized in the table below:

                                     Three Months Ended June 30,             Six Months Ended June 30,
                                     --------------------------              ------------------------
                                        1998             1997                 1998              1997
                                        ----             ----                 ----              ----
Revenue:
     SmarTalk                       $47,032,600      $11,796,890          $86,645,121       $19,165,223
     WWD                              4,797,677              --             7,590,320               --
                                    -----------      -----------          -----------       -----------
     Combined                       $51,830,277      $11,796,890          $94,235,441       $19,165,223
                                    ===========      ===========          ===========       ===========

Net Income (Loss) before income
 taxes and discontinued operations:
     SmarTalk                       $ 3,072,753      $  (666,345)         $ 2,979,724       $  (976,642)
     WWD                                 21,857              --            (3,019,268)              --
                                    -----------      -----------          -----------       -----------
     Combined                       $ 3,094,610      $  (666,345)         $   (39,544)      $  (976,642)
                                    ===========      ===========          ===========       ===========

WWD was incorporated on May 12, 1997 and commenced operations on July 1, 1997.

5.    REVENUE RECOGNITION

The Company's revenue originates from: (i) Company and co-branded prepaid calling cards sold through retailers; (ii) recharges on existing calling cards;
(iii) cards sold for promotional marketing campaigns; (iv) corporate sales to businesses; (v) prepaid calling card services provided to one of the Company's strategic partners, West Teleservices, Inc. ("WIC"); (vi) call processing; (vii) sales of prepaid cellular phones, accessories and services and (viii) sales commissions from postpaid cellular activations.

Under the majority of agreements with retailers, the Company sells cards to the retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recorded. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time or upon expiration of cards containing unused calling time, as applicable. The Company also records deferred revenue upon recharge of existing phone cards and recognizes such revenue upon usage or expiration of the recharge minutes.

Substantially all prepaid phone cards sold by the Company have expiration dates and expire as of that date, if never activated, or six months after the initial activation unless recharged. For cards that have no printed expiration date, revenue for unused minutes is recognized when cards have been dormant for greater than 12 months.

Revenue for prepaid cellular phones, accessories, and services is recognized upon shipment. For postpaid cellular sales the Company recognizes a sales commission upon activation of individual customer accounts by the ultimate carrier. In a postpaid cellular sale, the Company remains liable to refund commissions paid by carriers for varying periods of time after activation in the event a customer discontinues service. The Company records a reserve for these returns at the time the related revenue is recognized.

6.    RESTRUCTURING

The company recorded a $25,000,000 restructuring charge in December 1997. Utilization against this reserve is as follows:

                                          December 31,    March 31,    June 30,      Total
                                              1997          1998         1998       Activity
                                          ------------    ---------    --------    ----------
Personnel reductions                      $  250,672      $ 494,079    $332,204    $1,076,955
Facilities and equipment realignment         703,040        324,269      50,983     1,078,292
Product conformity and sole branding         103,218        395,653     337,653       836,524
                                          ----------     ----------    --------    ----------
Total charges                             $1,056,930     $1,214,001    $720,840    $2,991,771
                                          ==========     ==========    ========    ==========

7.    DISCONTINUED OPERATIONS

On February 28, 1998 (the "Measurement Date"), the Board adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. In the first quarter of 1998, the Company recorded a charge for the losses associated with operating this business up to the Measurement Date and an estimated charge for operating this business from the Measurement Date through the anticipated disposition date plus the transaction costs associated with the sale of the business. On June 12, 1998 (the "Disposal Date"), the Company sold the assets of the call center business for $1,000,000 in cash and a note receivable (the "Note") of $19,067,995. Interest on the Note is 12% per annum and is payable quarterly beginning September 12, 1998. The principal on the note is due on June 12, 1999 (unless this date is extended to June 12, 2000 by the obligor) or upon completion of a financing transaction in excess of $50,000,000 by the obligor. This business was acquired in conjunction with the ConQuest acquisition on December 3, 1997. Therefore, a pro-rata portion of the goodwill associated with the ConQuest acquisition was allocated to the call center business and accordingly no sales gain or loss was recognized on the disposal. Operations for the business from January 1, 1998 to the Disposal Date and transaction costs associated with the disposal have been recorded against the reserve for discontinued operations.

Revenue from the discontinued operations was $4,507,300 for the quarter ended June 30, 1998 and $0 for the quarter ended June 30, 1997.

Summarized financial information for the discontinued operations is as follows:

                                              For the period
                                           January 1, 1998 to
                                              June 12, 1998
                                           ------------------
Revenues                                       $10,065,127
Loss before income taxes                         3,028,148
Net loss                                         3,028,148

                                                  As of
                                                June 12,
                                                  1998
                                                ---------
Current assets                                 $ 5,502,442
Total assets                                    20,502,442
Current liabilities                                434,447
Total liabilities                                  434,447
                                               -----------
Net assets of discontinued operations          $20,067,995
                                               ===========

SmarTalk did not own the call center business at June 30, 1997.

8.    DIVIDENDS

There were no dividends declared or paid during the six months ended June 30, 1998 or 1997.

9.    SUBSEQUENT EVENTS

Private Placement

On July 9, 1998, the Company completed a private placement of approximately
1.8 million shares of its common stock, realizing proceeds before transaction costs of approximately $30 million. In the event that the Company's Common Stock trades below the initial purchase price during specified periods, the Company will be obligated to issue up to $10 million of additional Common Stock for no additional consideration. In addition, the Company granted an option in connection with the private placement pursuant to which an additional $20 million of the Company's Common Stock may be purchased. In the event the aggregate amount of Common Stock issued by the Company pursuant to the private placement would exceed 20% of the Company's total outstanding shares as of July 9, 1998 (the "20% Threshold"), as a result of either the exercise of the option or the initial purchase price adjustment, the Company would be required to obtain shareholder approval of the private placement or issue a note in a principal amount equal to the value of the Common Stock that otherwise would exceed the 20% Threshold. The proceeds from this placement are to be used to accelerate the Company's entry into the prepaid cellular market and for general corporate purposes.

Shareholder Litigation and Accounting Issues

Since July 23, 1998, certain putative class actions have been filed against the Company and certain current and former members of its management and Board of Directors in state and Federal courts alleging violations of state and Federal Securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of a class of persons who purchased the Company's securities from July 31, 1997 to August 10, 1998. The complaints allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings.

While management believes that the description given above is an accurate description of the lawsuits which have been filed against the Company, lawsuits may have been filed of which the Company is not aware. While it is not feasible to predict or determine the final outcome of these proceedings, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's results of operations, financial position and statements of cash flow.

On August 10, 1998, the Company announced that it was postponing the release of its quarterly results for the quarter ended June 30, 1998 to permit PwC to review potentially significant issues which may exist with regard to the Company's accounting practices. The Company has recently learned from PwC that significant issues exist with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997 and with respect to certain components of the restructuring reserve taken at the end of 1997. Other issues may be identified as PwC completes its review. The Company, together with a committee comprised of certain outside Board members, is working with PwC to review and resolve these issues.

The financial information set forth herein for the quarter and the six month periods ended June 30, 1998, and for all periods during 1997, is based on SmarTalk's internal accounting records and presented in a manner consistent with SmarTalk's previous financial reports. Because PwC has not concluded its review, none of this financial information has been adjusted to reflect any changes that may be suggested by PwC as a result of its review of the Company's accounting practices. In communications to date with the Company regarding the foregoing issues, PwC has informed the Company that its 1997 and 1998 financial statements will require adjustment upon completion of the review process. The amounts of such adjustments have yet to be determined.


SMARTALK TELESERVICES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

     The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering on the NASDAQ National Market.

     SmarTalk provides convenient, easy-to-use, telecommunications products and services to individuals and businesses primarily through the SmarTalk prepaid phone card. The SmarTalk card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial and message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

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

     The Company's revenue originates from: (i) Company and co-branded prepaid calling cards sold through retailers; (ii) recharges on existing calling cards;
(iii) cards sold for promotional marketing campaigns; (iv) corporate sales to businesses; (v) prepaid calling card services provided to WIC; (vi) call processing; (vii) sales of prepaid cellular phones, accessories and services; and (viii) sales commissions from postpaid cellular activations. The Company operates in a highly competitive market. Future revenues and earnings may be impacted by, among other factors, the Company's ability to address competition, its ability to sign new accounts, its ability to introduce new products, such as its prepaid cellular product offering, and its ability to integrate its operations successfully.

     Under sales agreements with the majority of its retailers, the Company sells cards to the retailer at a set price. The Company generally invoices the retailer upon shipment of the cards. The Company also offers pay-on-sale and pay-on-activation programs to certain retailers whereby the retailers are invoiced upon sale to or activation by a retailer's customer, respectively. The Company anticipates that its pay-on-sale and pay-on-activation programs will be increasingly utilized by its retail customers. Deferred revenue is recorded when the retailer is invoiced. The Company recognizes revenue and reduces deferred revenue as the customer utilizes calling time or upon expiration of cards containing unused calling time ("breakage"). The Company also records deferred revenue upon recharge of existing prepaid calling cards and recognizes such revenue upon the usage or expiration of the recharge minutes. Call processing revenues are recognized as these services are rendered.

     SmarTalk's cost of revenue consists primarily of the cost of providing long distance services and related enhanced services, as well as the cost of manufacturing and delivering the cards, excise taxes, Universal Service Fund fees and the costs of cellular phones and accessories. The cost of providing long distance services represents obligations to carriers that provide minutes of long distance over their networks in order to facilitate use of SmarTalk's product.

     SmarTalk seeks to leverage its competitive advantages in implementing the key elements of its growth strategy, which include: (i) increasing penetration of retailers; (ii) developing new products and services; and (iii) continuing to pursue selected acquisitions.

     Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk cards sold by each retailer. These commissions are capitalized and amortized based on customer usage. Advertising consists primarily of trade, consumer, cooperative advertising ("co-op"), and Manufacturer's Development Funds ("MDF"). Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. As a result of the Company's acquisition of WWD the Company advertises its prepaid cellular product and brand directly to consumers by running advertisements on television. MDF consists of promotional and marketing funds to access shelf space. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising materials and services.

     General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees, and other general expenses including depreciation and amortization. Sales and use taxes for the SmarTalk platforms are incurred based on customer usage of long distance minutes which are processed through the Company's platforms.

     The Company completed the following acquisitions from January 1, 1997 to June 30, 1998 (the "Acquisitions"):

     Worldwide Direct, Inc. ("WWD"). On June 10, 1998, the Company acquired the outstanding stock of WWD for 2.7 million shares of common stock. This business combination has been accounted for as a pooling-of-interests combination.

     Canada Telecom Network Inc. ("CTN"). On April 30, 1998 the Company acquired the outstanding shares of CTN for $3,000,000 in cash and $5,500,000 in a subordinated 7.5% note which matures April 30, 2000. The note is payable in 24 monthly blended installments of principal and interest.

     USA Telecommunications, Inc. (dba Debit Cellular Network)("DCN"). On March 23, 1998 the Company acquired DCN, a North Carolina-based prepaid cellular card company for $1,500,000 in cash and 81,302 shares of common stock.

     American Express Telecom, Inc. ("Amex Telecom"). On December 31, 1997, SmarTalk acquired Amex Telecom, a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation, American Express Travel Service Offices ("AmEx TSOs"), and certain foreign exchange offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, American Express Travel Related Services, Inc. Additionally, SmarTalk purchased the profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to certain AmEx TSOs, distribution through the U.S. Postal Service and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement American Express Company agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997.

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

     Selected Assets of Frontier Corporation. On December 9, 1997, SmarTalk acquired selected assets (the "Frontier Selected Assets") of the retail prepaid phone card business of Frontier Corporation, a New York corporation ("Frontier"). In consideration for the Frontier Selected Assets, SmarTalk paid $35 million in cash and 65,568 shares of common stock. The acquisition of the Frontier Selected Assets added to SmarTalk's size, scale and scope, and helped establish SmarTalk's presence on the East Coast.

     Cardinal VoiceCard, Ltd. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace and added to the Company's international distribution.

     GTI Telecom, Inc. ("GTI"). On May 31, 1997, SmarTalk issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 (the "GTI Notes") to purchase this Florida based company. $25,970,000 of the GTI Notes were repaid in September 1997 at $20,614,686. The difference of $5,355,314 was recorded as a reduction to goodwill. This acquisition expanded the Company's distribution and added human resource, technical and manufacturing infrastructure.

     SmarTel Communications, Inc. ("SmarTel"). On May 28, 1997, the Company acquired SmarTel, a Boston-based prepaid promotions phone card company, for 714,286 shares of Common Stock.

     Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "OC" (the "Year 2000 Issue"). This could cause many computer applications to fail completely or create erroneous results unless corrective measures are taken. The Company utilizes some software and related computer hardware technologies in its operations that will be affected by the Year 2000 Issue. The Company is currently reviewing what actions will be necessary to make its computer systems Year 2000 compliant. The expense associated with these actions has yet to be fully determined, but could be material.

RESULTS OF OPERATIONS QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997

      Revenue. Revenue for the quarter ended June 30, 1998 was $51,830,277 compared to $11,796,890 for the quarter ended June 30, 1997. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk card, the effect of the Acquisitions, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $4,390,939 for the quarter ended June 30, 1998 and $4,769,342 for the same period in 1997. In addition, 9.4% of total revenue for the quarter ended June 30, 1998 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 8.9% for the quarter ended June 30, 1997. Recharge revenue for the quarters ended June 30, 1998 and 1997 was $2,198,338 and $745,667, respectively.

      Cost of Revenue. Cost of revenue increased to $29,200,682 for the quarter ended June 30, 1998 from $7,204,054 for the quarter ended June 30, 1997. The substantial increase was primarily attributable to greater use of the Company's services, the Acquisitions and an increase in taxes and fees. The gross profit percentage for the quarter ended June 30, 1998 was 43.7% as compared to 38.9% for the quarter ended June 30, 1997. The gross margin percentage increased primarily due to lower transport and card costs and the increase in breakage revenue which has minimal cost of revenues associated with it.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $8,051,458 (15.5% of revenue) for the quarter ended June 30, 1998 from $2,996,050 (25.4% of revenue) for the quarter ended June 30, 1997. The increased dollar amount was primarily due to the Acquisitions and the continued expansion of the Company's marketing activities, which include co-op advertising, consumer advertising, MDF and promotional goods. The decrease as a percentage of revenue was due to revenue growth in 1998.

      General and Administrative Expenses. General and administrative expenses increased to $10,192,605 (19.7% of revenue) for the quarter ended June 30, 1998 from $2,619,144 (22.2% of revenue) for the quarter ended June 30, 1997. The increase in dollar amount was primarily due to the Acquisitions, which include intangible assets and goodwill amortization, depreciation expense and the addition of personnel and costs associated with the growth in the Company's business. The decrease as a percentage of revenue was due to revenue growth in 1998.

      Interest Income and Expense. Interest income increased to $1,220,792 for the second quarter of 1998 from $580,761 for the second quarter of 1997. Interest expense increased to $2,511,714 for the second quarter of 1998 from $224,748 for the second quarter of 1997. The interest income increase resulted primarily from the Company having more funds to invest. The interest expense increase resulted primarily from the Company's issuance of subordinated debt on September 17, 1997.

      Income Tax. The Company has provided for income taxes of $1,175,951 (an effective rate of 38%) and $0 for the quarters ended June 30, 1998 and 1997, respectively.

      Discontinued Operations. On February 28, 1998 (the "Measurement Date"), the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Measurement Date have been classified as a loss from discontinued operations. The estimated loss from operations after the measurement date until the date of sale have been recorded as a loss on disposal of discontinued operations. This estimate was decreased by $250,000 in the second quarter of 1998.

      Net Income (Loss). As a result of the above items, net income increased to $2,168,659 for the quarter ended June 30, 1998 from $(666,345) for the quarter ended June 30, 1997.

      Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 218,432,499 for the quarter ended June 30, 1998 as compared to 54,824,541 for the quarter ended June 30, 1997. PIN activations were 4,391,777 and 693,447 for the quarters ended June 30, 1998 and 1997, respectively. These increases are due to increased usage of the Company's services and the Acquisitions.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

      Revenue. Revenue increased to $94,235,441 for the six months ended June 30, 1997 from $19,165,223 for the six months ended June 30, 1998. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk card, the effect of the Acquisitions, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with West Interactive Corporation. Revenue attributable to the distribution and processing agreement was $8,951,486 and $8,619,391 for the six months ended June 30, 1998 and June 30, 1997, respectively. In addition, 11.5% of total revenue for the six months ended June 30, 1998 consisted of breakage revenue as compared to 9.69% for the six months ended June 30, 1997. Recharge revenue for the six months ended June 30, 1998 and 1997 was $3,299,837 and $1,182,722, respectively.

      Cost of Revenue. Cost of revenue increased to $54,761,037 for the six months ended June 30, 1998 from $11,964,802 for the six months ended June 30, 1997. The increase was primarily attributable to greater use of the Company's services, the Acquisitions, and an increase taxes and fees. The gross profit percentage for the six months ended June 30, 1998 was 41.9% as compared to 37.6% for the six months ended June 30, 1997. The gross margin percentage increased primarily due to lower transport and card costs and the increase in breakage revenue which has minimal cost of revenue associated with it.

      Sales and Marketing Expenses. Sales and marketing expenses increased to $15,553,386 (or 16.5% of revenue) for the six months ended June 30, 1998 from $5,541,464 (or 28.9% of revenue). The decrease as a percentage of revenue was due to revenue growth in 1998. The increased dollar amount was primarily due to the Acquisitions and the continued expansion of the Company's marketing activities, which include co-op, consumer advertising, MDF and promotional goods.

      General and Administrative Expenses. General and administrative expenses increased to $21,371,823 (or 22.7% of revenue) for the six months ended June 30, 1998 from $3,520,375 (or 18.4% of revenue) for the six months ended June 30, 1997. The increase in dollar amount was primarily due to the Acquisitions, which includes intangible assets and goodwill amortization, depreciation expense, and the addition of personnel and costs associated with the growth of the Company's business.

      Interest Income and Expense. Interest income increased to $2,349,798 for the six months ended June 30, 1998 from $1,109,524 for the six months ended June 30, 1997. Interest expense increased to $4,938,537 for the six months ended June 30, 1998 from $224,748 for the six months ended June 30, 1997. The interest income increase resulted primarily from the Company having more funds to invest. The interest expense increase resulted primarily from the Company's issuance of subordinated debt on September 17, 1997.

      Income tax. The Company has recorded income tax expense and an associated liability of $1,175,951 for the six months ended June 30, 1998. The Company had a loss for the six months ended June 30, 1997, and accordingly had made no provision for federal and state income taxes for that period.

      Discontinued Operations. On the Measurement Date, the Board adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Measurement Date have been classified as a loss from discontinued operations. The estimated loss from operations after the Measurement Date until the date of sale has been recorded as a loss on disposal of discontinued operations. This estimate was decreased by $250,000 in the second quarter of 1998.

      Net Income (Loss). As a result of the above items, net loss increased to $4,243,643 for the six months ended June 30, 1998 as compared to $976,642 for the six months ended June 30, 1997.

      Decremented Minutes and Pin Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 378,509,142 for the six months ended June 30, 1998 as compared to 90,045,627 for the six months ended June 30, 1997. PIN activations were 7,874,900 for the six months ended June 30, 1998 as compared to 1,130,502 for the six months ended June 30, 1997. These increases are due to increased usage of the Company's services and the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  On July 9, 1998 the Company completed a private placement of approximately 1.8 million shares of Common Stock, realizing proceeds before transaction costs of approximately $30 million. The proceeds from this placement are to be used to accelerate the Company's entry into the prepaid cellular market and for general corporate purposes.

  On September 17, 1997, SmarTalk issued 5 3/4% per annum convertible subordinated notes due September, 2004, in an aggregate principal amount of $150,000,000. The net proceeds to SmarTalk from the convertible subordinated notes offering (after deducting the underwriting discounts and other expenses) was $144,946,319. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998.

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by SmarTalk upon the acquisition of ConQuest. The credit facility balance of $7,193,575 was paid on April 27, 1998. The line of credit facility was closed on April 27, 1998.

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. The credit facility was undrawn at June 30, 1998.

  Throughout 1997 to June 30, 1998, the Company has paid approximately $96,000,000 in cash, paid $26,644,686 for acquisition indebtedness, and has issued approximately 11,000,000 shares of Common Stock for the Acquisitions, distribution and licensing agreements.

  From inception through June 30, 1998, the Company has funded operations primarily from borrowings under its debt agreements and the sale of its Common Stock. The Company's operating activities provided net cash of $2,206,661 for the six months ended June 30, 1998. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Additionally, the Company believes that the net proceeds from the common stock private placement and the notes offering, together with existing sources of liquidity, will be sufficient to fund its capital expenditures, working capital, selected acquisitions, and other cash requirements through the next 12 months.

  Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the initial public offering in October 1996 and the notes offering in September 1997. The following table sets forth selected financial data from the consolidated statements of cash flows.

                                                     CASH (USED IN) PROVIDED BY:
                                          -------------------------------------------------
   SIX MONTHS ENDED JUNE 30,               OPERATIONS         INVESTING          FINANCING
   -------------------------              ------------       -----------        -----------
   1998.................................. $(19,304,711)      $(14,754,906)      $ 2,782,159
   1997.................................. $ (4,849,583)      $ (2,098,524)      $(5,789,598)

  Working capital current assets and current liabilities are illustrated in the table below:

                                            CURRENT            CURRENT            WORKING
                                             ASSETS          LIABILITIES          CAPITAL
                                          ------------       -----------        ----------
   June 30, 1998......................... $114,921,082       $108,148,692       $6,772,390
   December 31, 1997..................... $113,334,126       $110,464,883       $2,869,243

  The increase in working capital from December 31, 1997 to June 30, 1998 is primarily attributable to the Company's growth and financing activities.

IMPACT OF INFLATION

  SmarTalk does not consider inflation to have had a material impact on the results of operations for the six months ended June 30, 1998 and 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Not applicable.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  Since July 23, 1998, certain putative class actions have been filed against the Company and certain current and former members of its management and Board in state and Federal courts alleging violations of state and Federal Securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of a class of persons who purchased the Company's securities from July 31, 1997 to August 10, 1998. The complaints allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings.

  While management believes that the description given above is an accurate description of the lawsuits which have been filed against the Company, lawsuits may have been filed of which the Company is not aware. While it is not feasible to predict or determine the final outcome of these proceedings, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's results of operations, financial position, and statements of cash flow.

Item 2. Changes in Securities and Use of Proceeds

  In June 1998, the Company issued 2,715,000 shares of its Common Stock in connection with a merger. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

  In May 1998, the Company granted an option to purchase 500,000 shares of its Common Stock in connection with a strategic alliance agreement. The Company made the sale of these unregistered securities in reliance upon Section 4(2) of the Act.

  In April, May, and June of 1998, the Company granted 370,000 options to purchase its Common Stock to certain officers and employees of the Company and certain other persons in consideration for their services and as an inducement to join the Company. The Company made all of the sales of these unregistered securities in reliance upon Section 4(2) of the Act.

Item 3. Default Upon Senior Securities.

        Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Annual Meeting dated June 18, 1998
------------------------------------------------------------------------------------------------------------------------
                           yes            %      no            %       abstain       Broker Non-Votes          %
------------------------------------------------------------------------------------------------------------------------
Appointment of the
Board of Directors
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Erich L. Spangenberg       12,628,746     56     0             0       113,015       0                         0
------------------------------------------------------------------------------------------------------------------------
Robert H. Lorsch           12,628,646     56     0             0       113,115       0                         0
------------------------------------------------------------------------------------------------------------------------
Robert M. Smith            12,628,546     56     0             0       113,215       0                         0
------------------------------------------------------------------------------------------------------------------------
Fred F. Fielding           12,628,846     56     0             0       112,915       0                         0
------------------------------------------------------------------------------------------------------------------------
Kenneth A. Viellieu        12,627,446     56     0             0       114,315       0                         0
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
Appointment of             12,731,139     56     4,923         0       5,699         0                         0
Pricewaterhouse LLP as
Independent Auditors
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

Item 5. Other Information.

        Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits required by Item 601 of Regulation S-K.
              27.1 Financial Data Schedule

        (b)  Reports on Form 8-K
              SmarTalk filed a Form 8-K on June 10, 1998 pertaining to the consummation of the acquisition of Worldwide Direct, Inc. containing item 2 and item 7(c) exhibits 2.1 and 99.1

              SmarTalk filed a Form 8-K on July 8, 1998 pertaining to the consummation of the acquisition of Fletcher International Limited, containing item 5 and item 7(c) exhibits 99.1 and 99.2.

              SmarTalk filed a Form 8-K on August 13, 1998 pertaining to its press release dated August 10, 1998, containing item 5 and item 7(c) exhibit 99.1.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SMARTALK TELESERVICES, INC.
                                              (Registrant)


Date: August 19, 1998                         /s/ Glen Andrew Folck
                                              ---------------------------------
                                              (Signature)

                                              Name:  Glen Andrew Folck
                                              Title:  Chief Financial Officer