Form 10-K/A
period 1997-12-31
SMARTALK TELESERVICES INC
filed 1998-11-06
CIK 1018730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER         COMMISSION FILE NUMBER: 0-21579
             31, 1997

                               ---------------

                          SMARTALK TELESERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            CALIFORNIA (1)                            95-4502740
     (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

  5080 TUTTLE CROSSING BLVD.,                            43016-3566
         DUBLIN, OHIO
     (ADDRESS OF PRINCIPAL                               (ZIP CODE)
      EXECUTIVE OFFICES)

Registrant's telephone number, including area code: (614) 789-8500

Securities registered pursuant to Section 12(b) of the Act: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 5, 1998, was $571,283,991 based on the last sale price on the NASDAQ National Market ("NASDAQ") on that date.

  As of March 27, 1998, 22,359,249 shares of the registrant's Common Stock were outstanding.


(1) A proposal to effect the reincorporation of SmarTalk TeleServices, Inc. (the "Company") from California to Delaware was approved by the shareholders of the Company on December 31, 1997. Accordingly, subject to receipt of requisite regulatory approval, the Company's state of incorporation will change from California to Delaware and the Company will be a Delaware corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the Company's proxy statement for the annual meeting of shareholders held on June 18, 1998, to be filed with the Securities and Exchange Commission (the "Commission") no later than 120 days after the end of the Company's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this Form 10-K (Items 10 through 13).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO
                              CERTAIN INFORMATION

  Subsequent to the filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the year ended December 31, 1997, SmarTalk TeleServices, Inc.'s ("SmarTalk" or the "Company") management in conjunction with the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items. The Company's investigation into these issues ultimately resulted in the restatement of the Company's revenues and financial results for the year ended 1997 and for the first and second quarters of 1998. (See
Note 14 to the Company's consolidated financial statements.)

  This Annual Report on Form 10-K/A amends Items 1, 3, 6, 7, 8 and 14 of the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1997. This Annual Report on Form 10-K/A is filed in connection with the Company's restatement of its financial statements for the year ended December 31, 1997. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. Except as otherwise noted, information contained in this Annual Report on Form 10-K/A is as of December 31, 1997.

  This Annual Report on Form 10-K/A contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "target," "estimate," "may," "will," "expect," "plan," "project" or "continue" or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which the Company operates; the need to attract and retain qualified management personnel; uncertainty in consumer acceptance of the Company's products and services, including its prepaid cellular product; possible difficulty in obtaining acceptable financing for the Company's continued expansion; and difficulty in integrating the Company's operations acquired primarily through acquisitions. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K and its quarterly reports on Form 10-Q, as amended, could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  SmarTalk was incorporated as a California corporation in 1994 and had limited operations until June 1995. On October 23, 1996, SmarTalk completed a public offering of 4,000,000 shares of its common stock, no par value (the "Common Stock"), which are listed on the NASDAQ National Market. SmarTalk is one of the largest providers of prepaid telecommunications products and services in North America, offering convenient, easy-to-use and cost-effective telecommunications solutions to individuals and businesses primarily through the SmarTalk prepaid phone card (the "SmarTalk Card"). The SmarTalk Card provides consumers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. SmarTalk's services currently include domestic calling, international long distance calling (outbound to more than 200 countries and inbound from more than 30 countries), as well as enhanced features such as speed dial, message delivery, sequential calling, conference calling, content delivery, and voice and fax mailboxes. The SmarTalk Card may be recharged with a major credit card by calling SmarTalk's customer service department or, in select retail locations, at point-of-sale, allowing the user to add minutes as needed. Since its inception, the Company has experienced rapid revenue growth from both internal growth and through acquisitions. See "--Acquisitions." SmarTalk's revenues and minutes decremented increased, respectively, from $453,916 and 2,774,157 for the year ended December 31, 1995, to $15,021,060 and 67,317,886 for the year ended December 31, 1996 and to $61,164,228 and 291,879,909 for the year ended December 31, 1997.

  SmarTalk's primary marketing and distribution focus is to target individuals and small businesses through major national and regional retailers. The SmarTalk Card is sold at select leading U.S. retailers, including: American Stores (which includes Jewel/Osco Combo Stores, Osco Drug Stores, Sav-On Drug Stores, Lucky Stores and Acme Grocery), Bergen Brunswig Drug Company (Good Neighbor Pharmacies), Best Buy, Bradlees, Builders Square, Dominick's Finer Foods, Eckerd Drug, Food4Less, Future Shop, The Good Guys, King Soopers supermarkets, BiLo, Cub Foods, Nix Check Cashing, Office Depot, Pamida, Penn Daniels, Qwik Shops, Service Merchandise, Ralphs Supermarkets, Staples, Star Market, Stop & Shop, Thrifty Oil, Bartell Drug, Schwegmann's, Fry's, Giant, Goodings, Genovese Drugs, Wegmans, Winn-Dixie Stores, Emro Marketing (Speedway, Starvin' Marvin, United, Bonded, Gastown, Cheker and Wake Up), SuperAmerica, Spectrum Stores, Pick Kwik Food Stores, Weis Markets, Shoppers Food Warehouse and Marathon Oil. SmarTalk has been able, and intends to continue, to expand its retail network by: (i) leveraging its market position, reputation and brand name recognition; (ii) providing consumers with high quality, convenient and reliable products and services while continually updating the convenience and enhanced features of its products and services;
(iii) increasing awareness among retailers as to the benefits of selling the SmarTalk Card and providing retailers with effective merchandising solutions; and (iv) increasing its international distribution channels.

  Through the acquisition of American Express Telecom, Inc. ("Amex Telecom"), SmarTalk secured distribution rights to existing American Express phone card resellers worldwide including distribution through the U.S. Postal Service, the National Park Foundation and selected American Express Travel Related Services Company, Inc. ("Amex TRS") offices. SmarTalk also entered into a joint marketing and technology agreement with Amex TRS under which SmarTalk became the exclusive provider of a co-branded prepaid calling card for American Express, and was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards.

   During 1997, SmarTalk significantly expanded its global presence through the acquisitions of Cardinal Voicecard Limited, an Ontario, Canada corporation ("Cardinal"), selected assets of DCI Telecommunications, Inc., a Colorado corporation ("DCI"), and ConQuest Telecommunication Services Corp., a Delaware corporation ("ConQuest"). The Cardinal acquisition helped SmarTalk gain entry into Canada, providing access to over 1,700 Canadian storefronts. SmarTalk acquired from DCI a distribution agreement with a subsidiary of WH Smith which provides SmarTalk access to retail outlets in the United Kingdom. All network and switching facilities for SmarTalk's United Kingdom traffic will be provided through an agreement with Norweb Communications, which also provides SmarTalk with additional potential distribution channels in the United Kingdom through Norweb's customer base.

  In the tour and travel industry, SmarTalk has multi-year exclusive agreements with HFS Incorporated ("HFS") (now Cendant Corporation) and Choice Hotels ("Choice"), the two largest hotel franchisers in the United States, to market SmarTalk products and services to such leading national franchises as Avis, Choice, Clarion Hotels, Comfort Inn, Days Inn, EconoLodge, Howard Johnson, Knights Inn, Quality Inn, Ramada, Sleep Inn and Travelodge. SmarTalk also distributes its products through automated teller machines ("ATMs") and vending machines. In addition, SmarTalk markets its products and services to corporate customers by providing co-branded prepaid calling cards for use in corporate and product promotions. SmarTalk has created promotional programs for, among others, AirTouch Cellular, Alltel, American Stores (in conjunction with Kodak and Hallmark Cards), Cellular One, Chase Manhattan Bank, Days Inn, Gillette, the Greater Columbus Convention and Visitors Bureau, Hewlett-Packard, Indiana University, JVC, Knights Inn, Mars Candy, Miller Brewing, Nabisco, the Pittsburgh Symphony Orchestra, Prudential Securities, Ross Laboratories, Smart & Final Iris, Pfizer and Wells Fargo Bank. SmarTalk also markets the SmarTalk Card through direct marketing channels, including the Internet and retailer catalog sales.

  SmarTalk's services are delivered through proprietary switching, application and database access software running primarily on Company owned call switching platforms. Additionally, SmarTalk buys platform switching services from West Interactive Corporation ("WIC") on a per minute basis. The Company intends to migrate its traffic to one call switching platform located in Ohio as part of its restructuring program. The SmarTalk platforms and proprietary software allow users in the system to access SmarTalk services, and provide SmarTalk with the flexibility to customize and add features on a platform-wide basis.

  SmarTalk believes that its principal competitive advantages are its: (i) leading market position and well established reputation and presence among major retailers; (ii) advanced technological infrastructure; and (iii) strong management team, which has extensive marketing, merchandising and telecommunications experience.

RECENT DEVELOPMENTS

  In an effort to maximize the synergistic opportunities created through its strategic acquisitions, SmarTalk consolidated its corporate functions from nine different cities to Columbus, Ohio, the prior headquarters of ConQuest. This consolidation was completed during the summer of 1998. In conjunction with the consolidation, on February 25, 1998 Erich Spangenberg assumed the post of Chief Executive Officer, formerly held by Chairman of the Board of Directors of SmarTalk Robert Lorsch. Mr. Lorsch remains Chairman of the Board. Additionally, SmarTalk's President, Jeff Lindauer, assumed the duties of Chief Operating Officer, previously held by Erich Spangenberg.

  On February 28, 1998 (the "Board Resolution Date"), the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. In the first quarter of 1998, the Company recorded a $3,278,148 charge for the losses associated with operating the business up to the Board Resolution Date and an estimated charge for operating this business from the Board Resolution Date through the anticipated disposition date plus the estimated transaction costs associated with the sale of the business. On June 12, 1998 (the "Sale Date"), the Company sold the assets of the call center business for $1,000,000 in cash and a note receivable (the "Call Center Note") of $19,067,995. Interest on the Call Center Note is 12% per annum and is payable quarterly beginning September 12, 1998. The principal on the Call Center Note is due on June 12, 1999 (unless this date is extended to June 12, 2000 by the obligor) or upon completion of a financing transaction in excess of $50,000,000 by the obligor. The assets of the obligor secure the Call Center Note. Due to the thinly capitalized financial position of the obligor and the resulting risk of collection, a valuation allowance was recorded against the Call Center Note approximately equal to the difference between the sales price and net book value of the tangible assets sold, or $14,684,978. No gain or loss was recorded on the transaction.

  The results of the call center business have been classified as continuing operations in 1997 as the decision to dispose of the operations was based on a discrete, identifiable event in 1998. Results of the call center business will be classified as discontinued operations beginning with the first quarter of 1998.

  On March 23, 1998, the Company acquired the outstanding stock of USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular card company, for 81,302 shares of Common Stock and $1,500,000 in cash. This acquisition was accounted for using the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  On April 30, 1998, the Company acquired the outstanding stock of Canada Telecom Network Inc., a Montreal, Canada based prepaid calling card company, for $3,000,000 in cash and $5,500,000 in a subordinated, 7.5% per annum note which matures April 30, 2000. This acquisition was accounted for using the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  On June 10, 1998, the Company acquired the outstanding stock of Worldwide Direct, Inc., a Framingham, Massachusetts based prepaid cellular communications company, for 2,715,000 shares of Common Stock. The Company has restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition required the use of the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  As of July 1, 1998, the Company issued a promissory note in the amount of $5,000,000 and agreed to issue 1,000,000 shares of Common Stock to acquire a distribution arrangement with a former distributor of Worldwide and certain contractual relationships. The arrangement also provides for the issuance of additional equity and/or debt securities upon the occurrence of certain conditions.

  On July 9, 1998, the Company completed a private placement of 1,751,824 shares of its Common Stock, realizing proceeds before transaction costs of $29,999,986. On August 28, 1998, the terms of the private placement were restructured. In the event that the Company's Common Stock trades below the initial purchase price during specified periods, the Company will be obligated to issue up to $18,500,000 of additional Common Stock for no additional consideration. In addition, the Company granted an option exercisable for a period of two years commencing March 1, 1999 in connection with the private placement pursuant to which an additional $20,000,000 of the Company's Common Stock may be purchased. In the event the aggregate amount of Common Stock issued by the Company pursuant to the private placement would exceed 20% of the Company's total outstanding shares as of July 9, 1998 (the "20% Threshold"), as a result of either the exercise of the option or the initial purchase price adjustment, the Company would be required to obtain shareholder approval of the private placement or issue a note in a principal amount equal to the value of the Common Stock that otherwise would exceed the 20% Threshold. The Company expects to use the proceeds from this private placement to accelerate its entry into the prepaid cellular market and for general corporate purposes.

  Since July 23, 1998, 19 putative class actions have been filed against the Company and certain current and former members of its management and board of directors in state and Federal courts alleging violations of state and Federal securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of certain classes of persons who purchased the Company's securities during periods between May, 1997 and August, 1998. The complaints generally allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings. Although the Company intends to defend against these lawsuits vigorously, it is not feasible to predict or determine the final outcome of these proceedings at this time. An unfavorable outcome with respect to such proceedings could have a material adverse effect on the Company's financial condition and results of operations. (See Legal Proceedings.)

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

PRODUCTS AND TELECOMMUNICATIONS SERVICES

  Prepaid Calling Card Services. The SmarTalk Card provides consumers with a single point of access to convenient, easy to use, cost-effective telecommunications products and services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The SmarTalk Card enables consumers to place local, long distance and international calls from virtually any touch-tone phone, without the need for coins, operator assistance, collect or other third party billed calls. Consumers can use the SmarTalk Card to place international long distance calls from the U.S. to more than 200 countries at rates that are generally lower than the standard plan rates currently charged by AT&T, MCI and Sprint or the rate charged for a direct call from a payphone or hotel room. A connection through the SmarTalk platforms also costs less than a typical operator assisted connection or a collect call. Consumers can also utilize the SmarTalk Card to make international calls to the U.S. from more than 30 foreign countries. SmarTalk eventually expects to enable consumers to place international calls within, to and from most countries in the world.

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

  Online Recharge. SmarTalk has developed on-line recharge of the SmarTalk Card which allows consumers to increase the number of minutes available on the SmarTalk Card without purchasing a new SmarTalk Card by using a major credit card, at rates up to $.35 per minute. Online recharge is designed to enable SmarTalk to make direct sales to consumers, to provide incentives to retailers to maintain SmarTalk as the exclusive supplier to the retailer and to create brand loyalty. With respect to recharge sales, SmarTalk continues to offer volume discounts, whereby consumers from time to time receive "free minutes" when recharging for the maximum time permitted and utilizes on-line advertising, in which a consumer is prompted to recharge his or her card. The SmarTalk Card may also be recharged with a major credit card by calling SmarTalk's customer service department or, in select retail locations, at point-of-sale, allowing the user to add minutes as needed.

  In addition to the SmarTalk Card, SmarTalk currently offers prepaid co-branded and private label cards, which provide all or some of the services available through the SmarTalk Card. SmarTalk also provides prepaid calling card services to one of its strategic partners and certain other third parties.

MARKETING AND DISTRIBUTION

  SmarTalk primarily markets its services through two distribution channels:
(i) sales to retailers; and (ii) sales through the alternate distribution channel which includes tour and travel, vending and cash machines, stand alone promotions and direct response sales.

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

  Currently, the SmarTalk Card is sold at selected retail locations throughout the U.S., including locations operated by the following leading retailers:
American Stores (which includes Jewel/Osco Combo Stores, Osco Drug Stores and Sav-On Drug Stores, Lucky Stores and Acme Grocery), Bergen Brunswig Drug Company (Good Neighbor Pharmacies), Best Buy, Bradlees, Builders Square, Dominick's Finer Foods, Eckerd Drug, Food4Less, Future Shop, The Good Guys, King Soopers supermarkets, Nix Check Cashing, Office Depot, Pamida, Penn Daniels, Qwik Shops, Service Merchandise, BiLo, Cub Foods, Ralphs Supermarkets, Staples, Star Market, Stop & Shop, Thrifty Oil, Bartell Drug, Schwegmann's, Fry's, Giant, Goodings, Genovese Drugs, and Wegmans. Through the ConQuest acquisition, SmarTalk gained distribution through such leading national and regional retailers as Winn-Dixie Stores, Emro Marketing (Speedway, Starvin' Marvin, United, Bonded, Gastown, Cheker and Wake Up), SuperAmerica, Spectrum Stores, Pick Kwik Food Stores, Weis Markets, Shoppers Food Warehouse and Marathon Oil. Also, included in this channel is the distribution gained through the Amex Telecom acquisition which gives the company the right to market its products in U. S. Postal Service locations.

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

  In furtherance of its strategy, SmarTalk provides: (i) turnkey merchandising materials that include the availability of customized cards and retail packaging and complete display and signage systems making display of the SmarTalk Card easy; (ii) in-store detailing teams to facilitate the use of such packaging, display and signage systems; (iii) retail promotion programs in which SmarTalk and the retailer share the costs of the promotion; and (iv) access to marketing information from the proprietary platforms.

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

  SmarTalk's retail marketing programs include various forms of co-op advertising ("co-op") and other incentive programs to access shelf space and display areas. SmarTalk believes that these programs, together with the residual revenues from recharge and SmarTalk's turnkey merchandising and marketing programs, create ongoing retailer involvement in support of marketing the SmarTalk Card.

  Tour and travel distribution: SmarTalk has entered into multi-year exclusive agreements with HFS and Choice to market products and services to such leading national franchises as Avis, Choice, Clarion Hotels, Comfort Inn, Days Inn, EconoLodge, Howard Johnsons, Knights Inn, Quality Inn, Ramada, Sleep Inn, and Travelodge.

  Vending and cash machine distribution: SmarTalk is supplying prepaid cards to be distributed through vending machines located in certain Simon DeBartolo Group properties, including the Mall of America and the Forum Shops. SmarTalk also has arrangements with various financial institutions to distribute its prepaid cards through ATMs.

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

  SmarTalk acquired the Ohio platform through the ConQuest acquisition. Located in Columbus, Ohio, the Ohio platform consists of one domestic/international IXC switch, a Northern Telecom DMS 250 switch and five programmable EXCEL LNX-2000 switches. These six all-digital switches are linked together using ISDN, out-of-band signaling, DS-1 circuits and connected to a Sun Microsystems UNIX switch server via multiple digital DS-1 circuits and high-speed LAN connections.

  The San Antonio call processing platform and the back-up Omaha call processing platform are owned and operated by WIC and are similarly configured for high speed, capacity and reliability. WIC provides interstate and international long distance services to SmarTalk through its agreement with AT&T. In addition, SmarTalk has added access to MCI and Frontier service to the platforms maintained by WIC. SmarTalk's call processing centers are redundant within themselves and, in certain instances, with each other. SmarTalk intends to develop database portability between the different platforms, thus ensuring redundancy in the event of a major technical or network problem at any of the facilities.

  SmarTalk intends to migrate a substantial portion of its traffic to one call center switching platform located in Ohio as part of the consolidation of its corporate functions.

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

  Both the prepaid wireless and the portless switching technologies were acquired in the ConQuest acquisition. At the acquisition date this research and development activity was considered to be in process and without alternative future use. Accordingly, the Company recorded a $13,364,000 one-time noncash charge during 1997 to record this expense. (See Management's Discussion and Analysis of Financial Condition and Results of Operations-- Acquired Research and Development In-Process.) Except for the charge for acquired research and development in process for the year ended December 31, 1997, minimal additional expenditures were required for research and development for the years ended December 31, 1997, 1996 and 1995.

  SmarTalk also plans to increase the enhanced features and services of the SmarTalk Card by, for example, offering on selected cards a combined source for voice and fax mailboxes and e-mail messaging. In addition, SmarTalk is exploring the possibility of increasing the convenience of the SmarTalk Card by introducing voice recognition technology.

COMPETITION

  As a service provider in the long distance telecommunications industry, SmarTalk competes with numerous providers, including MCI, AT&T and Sprint. These competitors have significantly greater financial resources than the Company. SmarTalk attempts to differentiate itself from its competitors by offering an integrated bundle of communications services through advanced telecommunications hardware and proprietary software and distributing these services primarily through retail channels, as well as a growing number of additional distribution channels. SmarTalk believes that its principal competitive advantages are its: (i) well-established presence among major national and regional retailers; (ii) advanced telecommunications infrastructure including the SmarTalk platforms; and (iii) management team, which has extensive marketing and merchandising expertise. SmarTalk believes that the principal competitive factors affecting the market for telecommunications services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The ability of SmarTalk to compete effectively in the telecommunications services industry will depend upon SmarTalk's continued ability to provide high quality services at prices generally competitive with, or lower than, those charged by its competitors.

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

  The Telecommunications Act (Section 276) further mandated that the FCC promulgate rules to establish a per call compensation plan to ensure that all payphone providers are fairly compensated for each completed intrastate and interstate payphone initiated call, including calls on which payphone providers had not heretofore received compensation. Such calls included those placed to toll free numbers (800/888) such as operator-assisted and prepaid calling card calls and calls placed through network access codes. In September 1996, the FCC promulgated rules to implement Section 276 which established a three-phase compensation plan for pay phone providers. Under the first phase, interexchange carriers with annual toll revenues of more than $100 million were to pay a total of $45.85 per payphone per month for all toll free and access code calls for the first year, commensurate with their portion of total interexchange revenues. All switched-based and facilities-based interexchange carriers were to pay $.35 per call to each payphone provider during the second year (although payments could subsequently be recovered from resellers by the carriers), after which per call compensation rates were to be left to individual market-driven rates negotiated between payphone providers and interexchange carriers. On July 1, 1997, the D.C. Circuit Court of Appeals vacated significant portions of the FCC's rules, including the $.35 per call rate which was found to be arbitrary and capricious, and remanded the matter to the FCC for reconsideration. On remand, the FCC, in September 1997, established a two-year "default" compensation rate of $.284 per payphone-originated toll free or access code call. At the end of the two year interim period, the per call payphone compensation rate will be the deregulated market-based local coin rate less $.066. This amount is payable by all "switch-based" interexchange carriers (but again may be passed through to non-facilities-based resellers). The revised FCC's rules became effective on October 7, 1997, but continue to be subject to regulatory and legal challenges. SmarTalk is unable to predict whether this regulation or other potential changes in the regulatory environment could have a material adverse effect on the Company.

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

  SmarTalk has made the filings and taken the actions it believes are necessary to become certified or tariffed to provide intrastate card services to consumers throughout the U.S. SmarTalk has been certified to do business as a foreign corporation in the 49 states outside of its state of incorporation, and has received authorization to provide intrastate telecommunications services in all states where certification is required. There can be no assurance that SmarTalk's provision of services in states where it is not licensed or tariffed to provide such services will not have a material adverse effect on SmarTalk.

ACQUISITIONS

  Amex Telecom. On December 31, 1997, SmarTalk acquired Amex Telecom, a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation and Amex Travel and Foreign Exchange ("AmEx TSO's") offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital, with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, Amex TRS. SmarTalk also purchased a profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to AmEx TSOs worldwide, distribution through the U.S. Postal Service and the National Park

Foundation and an agreement with Amex TRS to be the exclusive provider of a co-branded prepaid calling card for Amex TRS. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement Amex TRS agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997. The Company has recorded this amount as a reduction to the purchase price and a receivable of $2,570,000 at December 31, 1997.

  ConQuest. On December 3, 1997, SmarTalk entered into an interim operating agreement which transferred all risks and rewards from ConQuest to SmarTalk. SmarTalk assumed responsibility for operating the ConQuest business and the employees of ConQuest became employees of SmarTalk on this date. On December 31, 1997, SmarTalk acquired 100% of ConQuest's outstanding common stock. In consideration for each outstanding share of ConQuest common stock, ConQuest stockholders received 7.63 shares of Common Stock (approximately 4.5 million shares of Common Stock in total). SmarTalk also assumed $6,139,679 of ConQuest's debt. Additionally, in connection with this acquisition SmarTalk paid $350,000 in cash in 1997 and issued 215,569 shares of Common Stock in January 1998 to obtain an agreement and mutual release from a group of individuals that had brought a lawsuit against ConQuest prior to the acquisition. ConQuest is a developer and marketer of prepaid calling cards and other enhanced telecommunication services and technology, including domestic and international calling services for the tour and travel industry. The acquisition of ConQuest added significantly to SmarTalk's technological infrastructure, customer base, platform operations and management infrastructure. At the acquisition date certain research and development activity was considered to be in process and without alternative future use. Accordingly, the Company recorded a $13,364,000 one-time noncash charge during 1997 to record this expense (See Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquired Research and Development In-Process.)

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

  Cardinal Voicecard Limited. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace.

  GTI Telecom, Inc. On May 31, 1997, SmarTalk issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 (the "GTI Notes") to purchase GTI Telecom, Inc. ("GTI"). $25,970,000 of the GTI Notes were repaid in September 1997 at $20,614,686. The difference of $5,355,314 was recorded as a reduction to goodwill. This acquisition expanded the Company's customer base and added human resource, technical and manufacturing infrastructure.

  SmarTel Communications, Inc. On May 28, 1997, the Company acquired SmarTel Communications, Inc., a Delaware corporation ("SmarTel"), operating as a Boston based prepaid promotions phone card company, for 714,286 shares of Common Stock.

  The following table sets forth the relevant transactions recorded in connection with each of the above acquisitions (As Restated--See Notes 12 and 14 to the Company's consolidated financial statements):

                                                                    FRONTIER
                                                                    SELECTED
                            SMARTEL        GTI        CARDINAL       ASSETS     AMEX TELECOM    CONQUEST        TOTAL
                          -----------  ------------  -----------  ------------  ------------  ------------  -------------
Issuance of Common
 Stock..................  $ 9,494,290  $34,259, 820  $ 2,170,625  $  1,594,155  $        --   $ 71,917,228  $ 119,436,118
Issuance of debt........          --     21,144,686          --            --            --            --      21,144,686
Cash payments...........          --            --           --     35,000,000    44,000,000           --      79,000,000
Litigation settlement...          --            --           --            --            --      4,500,003      4,500,003
Acquired research and
 development in process.          --            --           --            --            --    (13,364,000)   (13,364,000)
Acquired intangibles....   (2,569,000)  (24,998,000)         --    (23,883,000)  (40,234,000)  (17,936,000)  (109,620,000)
Acquisition related
 receivable.............         --             --           --            --     (2,570,000)          --      (2,570,000)
Acquisition related
 transaction costs......      707,732     1,579,140       55,252     1,331,951     1,014,225     1,545,335      6,233,635
                          -----------  ------------  -----------  ------------  ------------  ------------  -------------
                            7,633,022    31,985,646    2,225,877    14,043,106     2,210,225    46,662,566    104,760,442
Less: net assets
 acquired...............   (2,065,281)  (21,895,111)  (1,083,289)      555,614       699,385     1,900,935    (21,887,747)
                          -----------  ------------  -----------  ------------  ------------  ------------  -------------
Goodwill................  $ 9,698,303  $ 53,880,757  $ 3,309,166  $ 13,487,492  $  1,510,840  $ 44,761,631  $ 126,648,189
                          ===========  ============  ===========  ============  ============  ============  =============

  LCN Assets. In January 1996, the Company entered into an agreement to purchase certain assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole shareholder was then the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in a manner similar to a capital distribution.

  All of the Acquisitions (as defined below) have been accounted for using the purchase method of accounting and accordingly the purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on fair values as of the acquisition date. Additionally, the operating results of the acquired companies have been included in the SmarTalk consolidated results since the date of the Acquisitions.

  Approximately $13,364,000 of the aggregate ConQuest acquisition purchase price was allocated to in-process technology and immediately charged to expense because such in-process technology had not reached a stage of technological feasibility and had no alternative future use. (See Management's Discussion and Analysis of Financial Condition and Results of Operations-- Acquired Research and Development In-Process.) Approximately $17,936,000 of this acquisition's purchase price was allocated to specifically identifiable intangible assets such as customer base, existing core technology and assembled work force and is being amortized over four to ten years.

  There can be no assurance that the anticipated benefits of the Amex Telecom acquisition, the ConQuest acquisition, the acquisition of the Frontier Selected Assets, the Cardinal acquisition, the GTI acquisition or the SmarTel acquisition (collectively, the "Acquisitions") will be realized or that the combination of SmarTalk, Amex Telecom, ConQuest, the Frontier Selected Assets, Cardinal, GTI and SmarTel will be successful.

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

                                                            UNAUDITED
                                                          DECEMBER 31,
                                                  -----------------------------
                                                        1997           1996
                                                  ---------------- ------------
                                                  (AS RESTATED(1))
      Revenue....................................   $148,008,432   $105,113,067
                                                    ============   ============
      Net loss...................................   $(39,490,050)  $(40,064,669)
                                                    ============   ============
      Net loss per share--basic and diluted......   $      (2.64)  $      (4.18)
                                                    ============   ============

--------
(1) See Note 14 to the Company's consolidated financial statements.

  Pro forma results do not include the in-process research and development charge of $13,364,000.

RAW MATERIALS

  Customers' calls are carried primarily by AT&T (accessed through WIC), WorldCom, Telco, Frontier and MCI. The Company obtains long distances services pursuant to supply agreements with MCI, WorldCom and Frontier. The Company uses various vendors to manufacture its plastic phone cards. Management believes the supply of raw materials is adequate to meet the Company's needs.

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

DEPENDENCE ON MAJOR CUSTOMERS

  Certain of the Company's retail customers have, from time to time, accounted for a significant percentage of SmarTalk's revenue. Based upon the value of shipments of SmarTalk Cards to retailers ("Retailer Shipment Value"), Eckerd Drug accounted for approximately 16%, 0% and 0%, respectively, American Stores accounted for approximately 6%, 13% and 78%, respectively, and Office Depot accounted for approximately 6%, 19% and 0%, respectively, of the total Retailer Shipment Value for the years ended December 31, 1997, 1996 and 1995. No other retailer accounted for more than 10% of Retailer Shipment Value in more than one quarter during any of such periods. Revenues from WIC were approximately 30%, 37% and 0% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

BACKLOG

  The Company has no backlog.

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

ITEM 3. LEGAL PROCEEDINGS

  The description of the Company's Legal Proceedings has changed substantially since the end of the period to which this Annual Report on Form 10-K/A relates. The following is a description as of November 5, 1998.

  On April 20, 1998, Intrine Communications ("Intrine"), filed a complaint against the Company and DCN in the Superior Court of California in Los Angeles County. In the complaint, Intrine alleges that, by virtue of the Company's acquisition of DCN, the Company and DCN breached written and oral agreements not to circumvent and appropriate for themselves the benefits of a purported deal by Intrine to acquire DCN. The lawsuit seeks damages and injunctive relief. Management of the Company believes that the claims against the Company and DCN are without merit and does not at present expect this lawsuit to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

  Since July 23, 1998, 19 putative class actions have been filed against the Company and certain current and former members of its management and Board of Directors in state and Federal courts alleging violations of state and Federal securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of certain classes of persons who purchased the Company's securities during periods between May, 1997 and August, 1998. The complaints generally allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings. Although the Company intends to defend against these lawsuits vigorously, it is not feasible to predict or determine the final outcome of these proceedings at this time. An unfavorable outcome with respect to such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

                                                                         FROM INCEPTION
                                                                         (OCT. 28, 1994)
                                  FOR THE YEAR ENDED DECEMBER 31,            THROUGH
                             ------------------------------------------   DECEMBER 31,
                                   1997           1996         1995           1994
                             ----------------- -----------  -----------  ---------------
                             (AS RESTATED (1))
   Revenue.................    $ 61,164,228    $15,021,060  $   453,916     $    444
   Net loss................    $(25,732,648)   $(3,112,548) $(1,329,302)    $(65,472)
   Net loss per share--
    basic and diluted......    $      (1.72)   $      (.32) $      (.23)    $   (.01)
   Total assets............    $368,301,077    $50,531,420  $ 3,841,752     $  4,023
   Total debt, less current
   portion.................    $150,874,753    $       --   $       --      $    --

  See "Business--Acquisitions."
--------
(1) See Note 14 to the Company's consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

  Subsequent to the filing with the Securities and Exchange Commission of its Annual Report on Form 10-K for the year ended December 31, 1997, the Company's management in conjunction with PwC determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items. The Company's investigation into these issues ultimately resulted in the restatement of the Company's financial results for the year ended 1997 and for the first and second quarters of 1998. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigations. (See
Note 14 to the Company's consolidated financial statements.)

GENERAL

  The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company's Common Stock is listed on the NASDAQ National Market.

  SmarTalk provides convenient, easy-to-use and cost-effective telecommunications products and services to individuals and businesses primarily through the SmarTalk Card. The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial, message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may also be recharged with a major credit card by calling SmarTalk's customer service department or, in select retail locations, at point-of-sale, allowing the user to add minutes as needed.

  SmarTalk services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

  SmarTalk's revenue originates from: (i) Company and co-branded prepaid calling card sales through retailers; (ii) sales of cards through alternate distribution channels; (iii) recharges of existing prepaid calling cards; (iv) prepaid calling card services provided to one of the Company's strategic partners, WIC; and (v) call processing services.

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

  Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk Cards sold by each retailer. Advertising consists primarily of trade, consumer and co-op advertising. Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising supplies.

  General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees, and other general expenses including depreciation and amortization. Sales and use taxes for the SmarTalk platforms are incurred based on customer usage of long distance minutes which are processed through each of the individual platforms.

  Part of the ConQuest acquisition included in process research and development related to portless switching and prepaid cellular technologies. At the acquisition date this research and development activity was considered to be in-process and without alternate future use. Accordingly, the Company recorded a $13,364,000 one time noncash charge during the year ended December 1997 to record this expense. (See --Acquired Research and Development In-Process.)

YEAR ENDED DECEMBER 31, 1997 (AS RESTATED) COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Revenue. Revenue increased to $61,164,228 for the year ended December 31, 1997 from $15,021,060 for the year ended December 31, 1996. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, the effect of the Acquisitions, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with WIC. Revenue attributable to the distribution and processing agreement was $18,299,677 and $5,507,224 for the year ended December 31, 1997 and the same period in 1996, respectively.

  In addition, the Company recorded $1,597,024 in revenue recognized on the unused portion of expired cards (breakage revenue) for the year ended December 31, 1997 as compared to $1,774,972 for the same period in 1996. This represented approximately 2.6% of total revenue for the year ended December 31, 1997 as compared to 11.8% for the same period in 1996. The reduction in breakage as a percentage of revenue is due primarily to the Company's policy of recognizing revenue only on actual minutes serviced relating to deferred revenue obtained through acquisitions. Recharge revenues for the year ended December 31, 1997 and the same period in 1996 were $4,256,630 and $1,168,105, respectively. This increase was primarily attributable to the effect of the Acquisitions and increased consumer demand.

  Cost of Revenue. Cost of revenue increased to $40,431,418 for the year ended December 31, 1997 from $10,198,971 for the same period in 1996. The increase was primarily attributable to greater use of the Company's services and the effect of the Acquisitions. The gross profit percentage for the year ended December 31, 1997 was 33.9% as compared to 32.1% for the same period in 1996. The gross margin percentage increased primarily due to lower transport costs associated with operating the Company's own platforms and the Company leveraging its size, scale and scope to lower per-minute costs.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $14,390,230 (23.5% of revenue) for the year ended December 31, 1997 from $4,511,291 (or 30.0% of revenue) for the same period in 1996. The increase in dollar amount was primarily due to the effect of the Acquisitions, and continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds, and free promotional goods. Additionally, commissions were higher in 1997 than in 1996 due to increased sales activity. Sales and marketing expenses decreased as a percentage of revenue due to certain synergies realized from the effect of the Acquisitions.

  General and Administrative Expenses. General and administrative expenses increased to $18,330,769 (30.0% of revenue) for the year ended December 31, 1997 from $3,615,070 (24.1% of revenue) for the same period in 1996. The increase in dollar amount and as a percentage of revenue was primarily due to the effect of the Acquisitions, which includes intangible assets amortization, depreciation expense, and the addition of personnel and costs associated with the growth in the Company's business.


  Acquired Research and Development In-Process. In connection with the acquisition of ConQuest, the Company has recorded a charge to operations of $13,364,000 representing acquired research and development in-process relating to prepaid wireless and port-less switching technologies that had not yet reached technological feasibility and had no alternative future use (see Note 3 to the consolidated financial statements). The value was determined via an independent appraisal by estimating the costs to develop the acquired research and development in-process into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. As described below, the discount rate utilized includes a factor that takes into account the uncertainty surrounding the successful development of the acquired research and development in-process. In addition, the Company has recorded an intangible asset of $4,930,000 attributed to developed technology which is being amortized on a straight-line basis over its expected useful life of four years.

  The Company anticipates that the acquired research and development in-process will be successfully developed; however, there can be no assurance that commercial viability of these projects will be achieved. If these projects are not successfully developed, future revenue and profitability of the Company will be adversely affected.

  The nature of the efforts required to develop the acquired research and development in-process into commercially viable products principally relates to the completion of all planning, design, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. Since the Company's acquisition of ConQuest on December 31, 1997 (effective December 3, 1997), the Company has nearly completed development of its prepaid wireless technology and expects to begin shipping to retailers early in 1999. The Company continues to develop the port-less switching technology.

  The resulting forecasted net cash flows from such projects are based on management's estimates of revenues, costs of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the following assumptions:

  Positive operating cash flow attributable to the acquired research and development in-process relating to the prepaid wireless project was assumed to begin in early 1999 and contribute approximately $2 million in operating cash flow after taxes to the Company through the year 2000. The port-less switching project was estimated to contribute approximately $75 million in operating cash flow after taxes to the Company through the year 2001. Such projections were based on assumed penetration of the existing customer base, new customer transactions, historical retention rates and certain other factors.

  Discounting the forecasted net cash flows back to their present value was based on the Company's weighted-average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for the Company was 18%. The discount rates used in discounting the net cash flows from acquired research and development in-process were 35% for the prepaid wireless technology and 70% for the port-less switching technology. The discount rate was higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development and implementation of the acquired research and development in-process, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

  The cost to complete the acquired research and development in-process will be minimal as these costs are expected to be largely for personnel involved in the planning, design, coding, integration, testing and modification of products to be derived from the acquired research and development in-process. Also reflected in the calculation is the Company's estimate that in-process projects relating to the prepaid wireless product were 92% complete and projects relating to the development of the port-less switching technology were 58% complete at the December 31, 1997 acquisition date.

  The foregoing assumptions, estimates and projections are forward looking statements based upon information presently available to the Company's management. Actual results could differ materially from such forward looking statements based on the following risks and uncertainties, among others: operating cash flows relating to the acquired research and development in-process technologies being lower than projected due to higher costs or other factors, including changes in technology or other competitive issues; WACC being higher than projected due to fluctuations in interest rates and other economic factors; the discount rate used in calculating the discounted operating cash flows being lower than appropriate due to the uncertainties surrounding the successful development and implementation of the acquired research and development in-process technologies.

  Interest Income (Expense). Net interest income (expense) for the year ended December 31, 1997 was $(447,002) as compared to net interest income (expense) of $191,724 for the same period in 1996. This decrease was primarily due to interest expense on the Notes offering and Acquisition related indebtedness partially offset by interest earned on the Company's cash investments from the proceeds of the Notes offering.

  Income Taxes. The Company had losses for the year ended December 31, 1997 and the same period in 1996. Accordingly, there was no provision for income taxes.

  Net Loss. As a result of the above items, net loss increased to $25,732,648 ($1.72 per share) for the year ended December 31, 1997 from $3,112,548 ($.32 per share) for the same period in 1996. Excluding the effects of the acquired research and development in-process charge, the net loss for the year ended December 31, 1997 would have been $12,368,648, ($.83 per share).

  Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 291,879,909 for the year ended December 31, 1997 as compared with 67,317,886 for the same period in 1996. PIN activations were 5,286,250 and 924,449 for the year ended December 31, 1997 and 1996, respectively. These increases are due to increased usage of the Company's services and the effect of the Acquisitions.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Revenue. Revenue increased to $15,021,060 for the year ended December 31, 1996 from $453,916 for the same period in 1995. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance, and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with WIC. In addition, 11.8% of total revenue for the year ended December 31, 1996 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 7.9% for the same period in 1995. Excluding the revenue from the distribution and processing agreement and from breakage, the recharge percentage is 15.4% and 6.5% for the year ended December 31, 1996 and the same period in 1995, respectively. Revenue generated from recharges comprised approximately 7.9% of total revenue for the year ended December 31, 1996 as compared to 6.5% for the same period in 1995. This increase in recharge revenue was due to a greater number of SmarTalk Cards eligible for recharge in the marketplace.

  Cost of Revenue. Cost of revenue increased to $10,198,971 for the year ended December 31, 1996 from $318,686 for the same period in 1995. The increase was primarily attributable to the increased use of the Company's products and services. The gross profit percentage for the year ended December 31, 1996 was 32.1% as compared to 29.8% for the same period in 1995. The gross margin percentage increased primarily due to lower transport costs due to the acquisition of the VoiceChoice platform on June 15, 1996 and the Company's ability to recognize increased breakage revenue.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $4,511,291 (30.0% of revenue) for the year ended December 31, 1996 from $842,306 (185.6% of revenue) for the same period in 1995. The decrease as a percentage of revenue was due to increased revenue growth in 1996. The increase in dollar amount was primarily due to the continued expansion of the Company's marketing activities, which include co-op advertising, manufacturers development funds and promotional goods. Additionally, commission expense was higher in 1996 than in 1995 due to increased sales activity. The decrease as a percentage of revenue was directly attributable to the increase in revenues for the year ended December 31, 1996 as compared to the same period in 1995.

  General and Administrative Expenses. General and administrative expenses increased to $3,615,070 (24.1% of revenue) for the year ended December 31, 1996 from $624,238 (137.5% of revenue) for the same period in 1995. The increase in dollar amount was primarily due to the addition of personnel, the costs associated with the growth in the Company's business and the operating costs associated with the VoiceChoice platform which was purchased June 15, 1996. The decrease as a percentage of revenue was due to increased revenue growth in 1996. Other general and administrative costs for the year ended December 31, 1996 included rent associated with the Company's move into a new office on March 1, 1996, credit card processing fees associated with the Company's on-line recharge feature, as well as increased general operating expenses. General and administrative costs for the year ended December 31, 1995 primarily included expenses related to establishing regulatory compliance in all 50 states, the cost of developing the Company's product and packaging concept and costs to file documentation related to the procurement of corporate servicemarks and patents.

  Interest Income. Net interest income (expense) for the year ended December 31, 1996 was $191,724 as compared to $2,012 for the same period in 1995. This increase was primarily due to the investment of the proceeds from the initial public offering and the subsequent repayment of all of the Company's debt in November 1996.

  Income Taxes. The Company had losses for the year ended December 31, 1996 and the same period in 1995. Accordingly, there was no provision for income taxes.

  Net Loss. As a result of the above items, net loss increased to $3,112,548 ($.32 per share) for the year ended December 31, 1996 from $1,329,302 ($.23 per share) for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

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

  On September 17, 1997, SmarTalk issued 5 3/4% per annum convertible subordinated notes due September, 2004 with a principal amount of $150,000,000 (the "Notes"). The net proceeds to SmarTalk from the offering of the Notes (after deducting the underwriting discounts and other expenses) was $144,946,319. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998.

  On August 13, 1997, the Company issued 115,000 shares of Common Stock to purchase Cardinal.

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by SmarTalk upon the acquisition of ConQuest and had an outstanding balance of $7,193,575 at December 31, 1997. This credit facility was subsequently paid in full and terminated on April 27, 1998.

  On May 31, 1997, the Company issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 to purchase GTI. Interest payments on the notes are due quarterly beginning September 1, 1997. SmarTalk used a portion of the proceeds from the Notes offering to repurchase $25,970,000 of the outstanding GTI Notes for $20,614,686; the difference of $5,355,314 was recorded as a reduction to goodwill.

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

  On October 23, 1996, the Company completed a public offering of 4,000,000 shares of its Common Stock. The Company's Common Stock is listed on the NASDAQ National Market. The Company raised proceeds of $53,940,000 after deducting the underwriting discount. A portion of the proceeds were used to repay all of the Company's then existing indebtedness.

  From inception through December 31, 1997, the Company has funded operations primarily from borrowings under its debt agreements and the sale of its stock. The Company's operating activities used net cash of $12,867,665 for the year ended December 31, 1997. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the initial public offering in October, 1996 and the Notes offering in September 1997. The following table sets forth selected financial data from the consolidated statements of cash flows. (As Restated--See Note 14 to the Company's consolidated financial statements.)

                                             CASH (USED IN) PROVIDED BY:
                                        ----------------------------------------
   YEAR ENDED DECEMBER 31,               OPERATIONS    INVESTING     FINANCING
   -----------------------              ------------  ------------  ------------
   1997 (As Restated--See Note 14)..... $(12,867,665) $(88,971,586) $119,765,627
   1996................................ $ (4,762,535) $ (1,169,110) $ 48,646,781
   1995................................ $  2,109,446  $     (4,486) $     10,000

  WORKING CAPITAL CURRENT ASSETS AND CURRENT LIABILITIES ARE ILLUSTRATED IN THE TABLE BELOW:

                                            CURRENT      CURRENT     WORKING
   DECEMBER 31,                              ASSETS    LIABILITIES   CAPITAL
   ------------                           ------------ ----------- -----------
   1997 (As Restated--See Note 14)....... $106,626,281 $71,316,035 $35,310,246
   1996.................................. $ 49,696,163 $ 6,715,989 $42,980,174
   1995.................................. $  3,821,166 $ 5,221,526 $(1,400,360)

  The decrease in working capital from December 31, 1996 to December 31, 1997 was directly attributable to the proceeds raised from the Notes offering netted against the related changes in deferred revenues recorded from the Acquisitions, other current liabilities in excess of current assets and cash expended for the Acquisitions and related costs.

  As of December 31, 1997, the Company believed that the net proceeds from the Notes offering, together with existing sources of liquidity, would be sufficient to fund its capital expenditures, working capital and other cash requirements through the next twelve months. (See Notes 12 and 14 to the Company's consolidated financial statements.)

  As described in Note 14 to the Company's consolidated financial statements, the consolidated financial statements of the Company have been restated to reflect, among other things, a revaluation of the Company's accounts receivable. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to timely collect its accounts receivable. In the event that the Company is unable to collect such receivables in a timely fashion, the Company may be required to consider other financing sources, including the borrowing of additional funds or the issuance of additional debt or equity securities of the Company. There can be no assurance that the Company would be able to obtain such financing or that such financing would be available on favorable terms.

IMPACT OF INFLATION

  SmarTalk does not consider inflation to have had a material impact on the results of operations for the year ended December 31, 1997 and the same periods in 1996 and 1995.

YEAR 2000

  The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the year 2000 approaches (the "Year 2000 Issue"). The Year 2000 Issue is pervasive and complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company utilizes some software and related computer hardware technologies in its operations that may be affected by the Year 2000 Issue. While the Company believes that most of its proprietary software and platforms will be unaffected by the Year 2000 Issue, the Company is currently attempting to evaluate the impact of the Year 2000 Issue on the systems of its vendors, suppliers and key customers. The Company is currently reviewing what actions will be necessary to make its computer systems and those of its vendors, suppliers and key customers year 2000 compliant. The impact of these actions has yet to be fully determined, but could materially affect the Company's business.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SmarTalk TeleServices, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SmarTalk TeleServices, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 30, 1998, except as to Notes 12 and
 14, which are as of November 4, 1998

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -------------------------
                                                         1997         1996
                                                     ------------  -----------
                                                         (AS
                                                      RESTATED--
                                                     SEE NOTE 14)
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 62,900,673  $44,830,487
  Trade accounts receivable (net of allowance for
   doubtful accounts of $1,482,206 and $89,724,
   respectively)....................................   28,012,237    2,254,192
  Receivable from American Express Company..........    2,570,000          --
  Inventories.......................................    4,301,487      601,020
  Prepaid expenses..................................    1,377,844      327,696
  Other current assets..............................    7,464,040    1,682,768
                                                     ------------  -----------
    Total current assets............................  106,626,281   49,696,163
Non-current assets:
  Property and equipment, net.......................   14,208,975      744,748
  Intangibles, net..................................  235,506,706          --
  Note receivable from ACMI L.L.C., net.............    2,234,763          --
  Other non-current assets..........................    9,724,352       90,509
                                                     ------------  -----------
    Total assets.................................... $368,301,077  $50,531,420
                                                     ============  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................. $ 15,081,532  $ 3,527,192
  Deferred revenue..................................   28,885,002    2,699,640
  Accrued marketing costs...........................    1,811,817      136,931
  Accrued interest payable..........................    2,615,480          --
  Other accrued expenses............................    5,571,728      352,226
  Excise and sales tax payable......................    5,565,072          --
  Accrued litigation settlement.....................    4,500,003          --
  Current portion of long term debt.................    7,285,401          --
                                                     ------------  -----------
    Total current liabilities.......................   71,316,035    6,715,989
Long term debt......................................  150,874,753          --
                                                     ------------  -----------
    Total liabilities...............................  222,190,788    6,715,989
                                                     ------------  -----------
Commitments and contingencies (See Note 9)
Shareholders' equity:
  Preferred stock, no par value; authorized
   10,000,000 shares; no shares issued and
   outstanding......................................          --           --
  Common stock, no par value; authorized 100,000,000
   shares; issued and outstanding 21,350,852 and
   12,829,459 shares, respectively..................  178,670,477   50,786,781
  Accumulated deficit...............................  (32,703,998)  (6,971,350)
  Cumulative translation adjustment.................      143,810          --
                                                     ------------  -----------
    Total shareholders' equity......................  146,110,289   43,815,431
                                                     ------------  -----------
    Total liabilities and shareholders' equity...... $368,301,077  $50,531,420
                                                     ============  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1997         1996         1995
                                        ------------  -----------  -----------
                                            (AS
                                         RESTATED--
                                        SEE NOTE 14)
Revenue................................ $ 61,164,228  $15,021,060  $   453,916
Cost of revenue........................   40,431,418   10,198,971      318,686
                                        ------------  -----------  -----------
  Gross profit.........................   20,732,810    4,822,089      135,230
Sales and marketing....................   14,390,230    4,511,291      842,306
General and administrative.............   18,330,769    3,615,070      624,238
Acquired research and development in
 process...............................   13,364,000          --           --
                                        ------------  -----------  -----------
  Operating loss.......................  (25,352,189)  (3,304,272)  (1,331,314)
Interest income........................    3,143,185      443,352        5,290
Interest expense.......................    3,590,187      251,628        3,278
Other income...........................       66,543          --           --
                                        ------------  -----------  -----------
  Loss before income taxes.............  (25,732,648)  (3,112,548)  (1,329,302)
Provision for income taxes.............          --           --           --
                                        ------------  -----------  -----------
  Net loss............................. $(25,732,648) $(3,112,548) $(1,329,302)
                                        ============  ===========  ===========
  Net loss per share--basic and
   diluted............................. $      (1.72) $      (.32) $      (.23)
                                        ============  ===========  ===========
  Weighted average number of shares....   14,951,454    9,579,804    5,849,826
                                        ============  ===========  ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                  COMMON STOCK                                  CUMULATIVE
                             -----------------------    STOCK     ACCUMULATED   TRANSLATION
                               SHARES      AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                             ---------- ------------ ------------ ------------  ----------- ------------
January 1, 1995.............  4,941,904 $      5,000  $     --    $    (65,472)  $    --    $    (60,472)
  Shares issued.............  1,235,481      310,000        --             --         --         310,000
  Shares subscribed.........  2,647,449          --    (300,000)           --         --        (300,000)
  Net loss..................        --           --         --      (1,329,302)       --      (1,329,302)
                             ---------- ------------  ---------   ------------   --------   ------------
December 31, 1995...........  8,824,834      315,000   (300,000)    (1,394,774)       --      (1,379,774)
  Issuance of subscribed
   shares...................        --           --     300,000            --         --         300,000
  Purchase of assets of
   related entity...........        --           --         --      (2,464,028)       --      (2,464,028)
  Compensation under stock
   options issued...........        --        24,000        --             --         --          24,000
  Proceeds from sale of
   stock, net of costs......  4,000,000   50,439,595        --             --         --      50,439,595
  Stock options exercised...      4,625        8,186        --             --         --           8,186
  Net loss..................        --           --         --      (3,112,548)       --      (3,112,548)
                             ---------- ------------  ---------   ------------   --------   ------------
December 31, 1996........... 12,829,459   50,786,781        --      (6,971,350)       --      43,815,431
  Stock options exercised...    227,398      851,485        --             --         --         851,485
  Distribution agreement....    330,205    7,596,093        --             --         --       7,596,093
Acquisitions:
  ConQuest Telecommunication
   Services Corp............  4,488,935   71,917,228        --             --         --      71,917,228
  GTI Telecom, Inc..........  2,580,001   34,259,820        --             --         --      34,259,820
  SmarTel Communications,
   Inc......................    714,286    9,494,290        --             --         --       9,494,290
  Cardinal Voicecard
   Limited..................    115,000    2,170,625        --             --         --       2,170,625
  Frontier Selected Assets..     65,568    1,594,155        --             --         --       1,594,155
  Cumulative translation
   adjustment...............        --           --         --             --     143,810        143,810
  Net loss..................        --           --         --     (25,732,648)       --     (25,732,648)
                             ---------- ------------  ---------   ------------   --------   ------------
December 31, 1997 (As
 Restated --
 See Note 14)............... 21,350,852 $178,670,477  $     --    $(32,703,998)  $143,810   $146,110,289
                             ========== ============  =========   ============   ========   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                             1997          1996         1995
                                        --------------  -----------  -----------
                                        (AS RESTATED--
                                         SEE NOTE 14)
Cash flows from operating activities:
 Net loss.............................  $ (25,732,648)  $(3,112,548) $(1,329,302)
 Adjustments to reconcile net loss to
  net cash (used) provided by
  operating activities:
  Depreciation........................      1,104,989        89,820          --
  Amortization........................      5,622,674           --           --
  Amortization of debt issuance cost..        192,489           --           --
  Provision for bad debt..............            276        78,264       11,425
  Lease termination fee...............       (325,810)          --           --
  Acquired research and development in
   process............................     13,364,000           --           --
  Changes in assets and liabilities
   which increase (decrease) cash:
   Trade accounts receivable..........     (3,153,813)   (2,107,482)    (236,167)
   Inventories........................       (797,851)      117,025     (718,045)
   Receivable from related party......            --            --         3,400
   Prepaid expenses...................     (2,150,512)     (324,618)      (3,078)
   Other current assets...............       (643,047)     (923,050)    (759,718)
   Other non-current assets...........     15,460,627       (74,409)     (16,100)
   Accounts payable...................       (975,254)    2,603,292      896,898
   Deferred revenue...................    (18,798,761)     (996,875)   3,696,084
   Accrued marketing costs............      1,674,886      (244,498)     344,367
   Accrued interest...................      2,615,480           --           --
   Other accrued expenses.............      1,097,609       132,544      219,682
   Deposit from customer..............     (4,060,958)          --           --
   Excise and sales tax payable.......      2,637,959           --           --
                                        -------------   -----------  -----------
  Net cash (used) provided by
   operating activities...............    (12,867,665)   (4,762,535)   2,109,446
                                        -------------   -----------  -----------
Cash flows from investing activities:
  Cash paid for acquisitions, net of
   cash acquired......................    (79,000,000)          --           --
  Purchase of LCN, net of equipment
   acquired...........................            --       (464,027)         --
  Capital expenditures................     (5,270,710)     (705,083)      (4,486)
  Acquisition costs...................     (4,700,876)          --           --
                                        -------------   -----------  -----------
   Net cash used by investing
    activities........................    (88,971,586)   (1,169,110)      (4,486)
                                        -------------   -----------  -----------
Cash flows from financing activities:
  Common stock proceeds, net..........            --     50,771,781       10,000
  Note payable to related party.......            --      1,200,000          --
  Revolving line of credit with
   related party......................            --        500,000          --
  Term loan with related party........            --        250,000          --
  Repayment of note payable to related
   party..............................            --     (1,200,000)         --
  Repayment of line of credit with
   related party......................            --       (500,000)         --
  Repayment of term loan with related
   party..............................            --       (250,000)         --
  Repayment of subordinated term loan
   to LCN.............................            --     (2,000,000)         --
  Repayment of term loan with Pacific
   Bell Systems.......................            --       (125,000)         --
  Stock options exercised.............        851,485           --           --
  Issuance of convertible debt, net of
   costs..............................    144,946,319           --           --
  Repayment of note payable to
   Worldcom...........................     (6,383,691)          --           --
  Payments on capital lease
   obligations........................        (87,696)          --           --
  Repayment of notes issued for the
   GTI acquisition....................    (20,614,686)          --           --
  Borrowings under line of credit.....      1,053,896           --           --
                                        -------------   -----------  -----------
   Net cash provided by financing
    activities........................    119,765,627    48,646,781       10,000
                                        -------------   -----------  -----------
  Effect of currency exchange rate
   change.............................        143,810           --           --
                                        -------------   -----------  -----------
Increase in cash and cash equivalents.     18,070,186    42,715,136    2,114,960
Cash and cash equivalents at beginning
 of period............................     44,830,487     2,115,351          391
                                        -------------   -----------  -----------
Cash and cash equivalents at end of
 period...............................  $  62,900,673   $44,830,487  $ 2,115,351
                                        -------------   -----------  -----------
Supplemental disclosure of cash flow
 information:
  Cash paid for interest..............  $     974,707   $   251,628  $     3,278
                                        =============   ===========  ===========
  Note payable for LCN purchase.......  $         --    $ 2,000,000  $       --
                                        =============   ===========  ===========
  Issuance of stock for acquisitions..  $ 119,436,118   $       --   $       --
                                        =============   ===========  ===========
  Issuance of debt for acquisitions,
   net................................  $  21,144,686   $       --   $       --
                                        =============   ===========  ===========
  Issuance of stock for UK
   distribution agreement.............  $   7,596,093   $       --   $       --
                                        =============   ===========  ===========
  Debt assumed at ConQuest
   acquisition........................  $   6,139,679   $       --   $       --
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

 Accounts Receivable

  Accounts receivable are composed of amounts receivable from customers for cards sold, net of allowance for doubtful debts and amounts due to Amex Telecom under the cost sharing arrangement with the United States Postal Service ("USPS") as outlined in Note 9.

 Other Assets

  Other assets consist primarily of deferred card costs and commissions related to deferred revenue, manufacturer's development funds ("MDF"), prepaid licensing fees and commission advances. Generally, the Company transfers the costs of cards from inventory to deferred card costs upon shipment to the retailer. Additionally, the Company records commissions as a percentage of the value of goods shipped as deferred commissions. The deferred card costs and commissions are expensed as services are utilized by the customer and, accordingly, are matched with the revenues recognized under the Company's revenue recognition policy. In some instances, the Company pays MDF to its retailers to access shelf space and promote the SmarTalk product. These payments which meet certain capitalization criteria are capitalized and amortized over the life of the associated agreement. The Company prepays minimum licensing fees to license certain technologies and its servicemark. These fees are capitalized and amortized over the contractual life of the obligation. The Company pays recoupable commission advances to certain strategic partners to facilitate distribution and sale of the Company's products. These advances are capitalized and recognized as expense as the commissions are earned generally on a usage basis.

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

 Intangible Assets

  Goodwill represents costs in excess of fair value of net assets acquired and is being amortized on a straight-line basis over a fifteen to twenty-year period beginning at the date of acquisition. Other intangible assets are being amortized on a straight-line basis over periods of two to ten years. For additional information related to the Acquisitions, see Note 3, "Acquisitions." Intangible assets will be written down to recoverable values whenever recoverability through cash flows or sale of the acquired entity becomes doubtful. The Company will periodically evaluate the recoverability of the carrying value of intangible assets by assessing whether the projected cash flows are sufficient to recover the unamortized costs of the asset.

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

 Accrued Marketing Costs

  Accrued marketing costs include trade and consumer advertising. These costs are expensed as incurred except certain MDF payments which are amortized over the life of the associated agreement.

  Advertising expense was $4,293,974, $1,577,794 and $425,271 for the years ended December 31, 1997, 1996, and 1995, respectively.

 Revenue Recognition and Deferred Revenue

  The Company's revenue originates from customer usage of (i) Company and co-branded prepaid calling cards sold through retailers, (ii) recharges of existing calling cards, (iii) cards sold for promotional marketing campaigns,
(iv) corporate sales to businesses, (v) prepaid calling card services provided to one of the Company's strategic partners, West Interactive Corporation ("WIC"); and (vi) call processing. Sales to WIC were approximately 30% and 37% of revenues for the years ended December 31, 1997 and 1996, respectively. The Company provided no services under this arrangement in 1995.

  Under the majority of agreements with retailers, the Company sells cards to the retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recorded. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time and upon expiration of cards containing unused calling time. For cards which have no printed expiration date, revenue for unused minutes is recognized when cards have been in circulation for greater than twelve months. The Company also records deferred revenue upon recharge of existing phone cards and recognizes revenue upon usage or expiration of the recharge minutes. Under the current agreement with the USPS--See Note 9), the USPS's share of deferred revenue of $2,439,443 at December 31, 1997 has been offset against the deferred revenue.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  With respect to deferred prepaid calling card revenue on the books of an acquired entity, the obligation to provide future service relating to unused minutes is revalued as of the date of acquisition. The fair value of the service obligation represents management's best estimate of the cost to service acquired unused minutes plus a normal profit margin for this service element (such margin intended to cover indirect costs and provide a reasonable return). Deferred revenue is not recorded for acquired unused minutes for which no future usage is anticipated. The acquired deferred revenue obligation is periodically remeasured to reflect actual used and unused minutes which may vary from original estimates. A reduction in acquired deferred revenue is recorded based on actual minutes used during the post-acquisition period.

  Substantially all prepaid phone cards sold by the Company have expiration dates and expire as of that date if never activated or six months after the initial activation unless recharged. Revenue recognized due to expired cards was $1,597,024 (as Restated--See Note 14), $1,774,972 and less than $36,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

 Net Loss per Share

  In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), was issued which supersedes the old methodology for calculation of earnings per share, as promulgated under Accounting Principles Board ("APB") Opinion No. 15. The new Standard simplifies the existing computational guidelines and revises the disclosure requirements. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. The Statement has been adopted for the year ended 1997 and all prior periods have been retroactively restated (including quarterly data included in Note 13).

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

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

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

3. ACQUISITIONS

  Amex Telecom. On December 31, 1997, SmarTalk acquired Amex Telecom, a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the USPS and the PhoneFunds(TM) card sold through

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES the National Park Foundation and Amex Travel and Foreign Exchange ("AmEx TSOs") offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, AmEx Travel Related Services, Inc. ("AmEx TRS"). SmarTalk purchased the profit and cost sharing agreement between Amex Telecom and the USPS. The Amex Telecom acquisition secured for SmarTalk distribution rights to AmEx TSOs worldwide, distribution through the USPS and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement American Express Company agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997. The Company has recorded this amount as a reduction to the purchase price and a receivable of $2,570,000 December 31, 1997.

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

  Cardinal Voicecard Limited. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace.

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

  LCN Inc. Assets In January 1996, the Company entered into an agreement to purchase certain of the fixed assets of Lorsch Creative Network, Inc. ("LCN") that had historical net book value of $35,972. LCN's sole

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES shareholder is the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in a manner similar to a capital distribution.

  The following table sets forth the relevant transactions recorded in connection with each acquisition (as Restated--See Note 14):

                                                                    FRONTIER
                                                                    SELECTED
                            SMARTEL        GTI        CARDINAL       ASSETS     AMEX TELECOM    CONQUEST        TOTAL
                          -----------  ------------  -----------  ------------  ------------  ------------  -------------
Issuance of Common
 Stock..................  $ 9,494,290  $ 34,259,820  $ 2,170,625  $  1,594,155  $        --   $ 71,917,228  $ 119,436,118
Issuance of debt........          --     21,144,686          --            --            --            --      21,144,686
Cash payments...........          --            --           --     35,000,000    44,000,000           --      79,000,000
Litigation settlement...          --            --           --            --            --      4,500,003      4,500,003
Acquired research and
 development in process.          --            --           --            --            --    (13,364,000)   (13,364,000)
Acquired intangibles....   (2,569,000)  (24,998,000)         --    (23,883,000)  (40,234,000)  (17,936,000)  (109,620,000)
Acquisition related
 receivable.............          --            --           --            --     (2,570,000)          --      (2,570,000)
Acquisition related
 transaction costs......      707,732     1,579,140       55,252     1,331,951     1,014,225     1,545,335      6,233,635
                          -----------  ------------  -----------  ------------  ------------  ------------  -------------
                            7,633,022    31,985,646    2,225,877    14,043,106     2,210,225    46,662,566    104,760,442
Less: net assets
 acquired...............   (2,065,281)  (21,895,111)  (1,083,289)      555,614       699,385     1,900,935    (21,887,747)
                          -----------  ------------  -----------  ------------  ------------  ------------  -------------
Goodwill................  $ 9,698,303  $ 53,880,757  $ 3,309,166  $ 13,487,492  $  1,510,840  $ 44,761,631  $ 126,648,189
                          ===========  ============  ===========  ============  ============  ============  =============

  All of the Acquisitions have been accounted for using the purchase method of accounting and the operating results of the acquired companies have been included in the SmarTalk consolidated statement of operations since the date of the acquisitions.

  In connection with the acquisition of ConQuest, the Company has recorded a charge to operations of $13,364,000 representing acquired research and development in-process relating to prepaid wireless and port-less switch technologies that had not yet reached technological feasibility and had no alternative future use (see Note 3 to the consolidated financial statements). The value was determined via an independent appraisal by estimating the costs to develop the acquired research and development in-process into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate utilized includes a factor that takes into account the uncertainty surrounding the successful development of the acquired research and development in-process. In addition, the Company has recorded an intangible asset of $4,930,000 attributed to developed technology which is being amortized on a straight-line basis over its expected useful life of four years.

  The valuation of the acquired research and development in-process is based on management's estimates of revenues, costs of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the assumptions including the penetration of the existing customer base, new customer transactions, historical retention rates and certain other factors.

  Also reflected in the valuation is the Company's estimate that in-process projects relating to the prepaid wireless product were 92% complete and projects relating to the development of the port-less switch were 58% complete at the December 31, 1997 acquisition date.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  Approximately $109,620,000 of the aggregate purchase prices of 1997 acquisitions was allocated to specifically identifiable intangible assets such as customer base, existing core technology, non-compete agreements, other agreements and assembled work force and is being amortized over periods of two to ten years.

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

                                                           DECEMBER 31,
                                                    ---------------------------
                                                         1997          1996
                                                    -------------- ------------
                                                    (AS RESTATED--
                                                     SEE NOTE 14)
      Revenue......................................  $148,008,432  $105,113,067
                                                     ============  ============
      Net (loss)...................................  $(39,490,050) $(40,064,669)
                                                     ============  ============
      Net (loss) per share--basic and diluted......  $      (2.64) $      (4.18)
                                                     ============  ============

  Pro forma results do not include in process research and development charge of $13,364,000.

4. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS

  Composition of certain balance sheet accounts are as follows:

  Inventories:

    Inventories are stated at the lower of cost (using the first-in, first-out (FIFO) method) or market.

                                                           DECEMBER 31,
                                                    ---------------------------
                                                         1997          1996
                                                    -------------- ------------
                                                    (AS RESTATED--
                                                     SEE NOTE 14)
      Phone cards..................................  $  4,097,810  $    499,636
      Displays.....................................       203,677       101,384
                                                     ------------  ------------
                                                     $  4,301,487  $    601,020
                                                     ============  ============
                                                           DECEMBER 31,
                                                    ---------------------------
                                                         1997          1996
                                                    -------------- ------------
                                                    (AS RESTATED--
                                                     SEE NOTE 14)
      Other current assets:
        Deferred sales commissions.................  $    922,110  $    146,066
        Commission advances........................       254,426           --
        Prepaid licensing fees.....................       487,578       373,710
        Deferred card costs........................     2,766,519       440,911
        Manufacturer's development funds...........     3,033,407           --
        Other......................................           --        722,081
                                                     ------------  ------------
                                                     $  7,464,040  $  1,682,768
                                                     ============  ============

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  Included in other current assets for 1996 is a $666,048 deposit made to the United States District Court in relation to a dispute with a supplier. The dispute was settled in 1997 for an amount less than the deposit.

                                                             DECEMBER 31,
                                                        -----------------------
                                                             1997        1996
                                                        -------------- --------
                                                        (AS RESTATED--
                                                         SEE NOTE 14)
      Property and equipment:
        Computer equipment and software................  $  2,896,970  $187,242
        Telephone switching equipment..................     8,474,104   349,847
        Office equipment and furniture.................     2,924,134   292,349
        Manufacturing equipment........................       563,792       --
        Leasehold improvements.........................       544,784     5,130
                                                         ------------  --------
                                                           15,403,784   834,568
        Less: accumulated depreciation.................     1,194,809    89,820
                                                         ------------  --------
                                                         $ 14,208,975  $744,748
                                                         ============  ========

  Depreciation expense was $1,104,989, $89,820 and zero for the years ended
December 31, 1997, 1996 and 1995, respectively.

                                                             DECEMBER 31,
                                                        -----------------------
                                                             1997        1996
                                                        -------------- --------
                                                        (AS RESTATED--
                                                         SEE NOTE 14)
      Intangibles:
        Goodwill.......................................  $126,648,189  $    --
        Acquired customer base.........................    83,525,000       --
        Technology and marketing agreement.............    10,000,000       --
        Acquired core technology.......................     4,930,000       --
        Agreements not to compete......................     7,165,000       --
        Acquired work force............................     4,000,000       --
        Debt issue costs...............................     5,053,680       --
                                                         ------------  --------
                                                          241,321,869       --
        Less: accumulated amortization.................    (5,815,163)      --
                                                         ------------  --------
                                                         $235,506,706  $    --
                                                         ============  ========

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  Amortization expense was $5,815,163 for the year ended December 31, 1997 and zero for both the years ended December 31, 1996 and 1995.

                                                             DECEMBER 31,
                                                        -----------------------
                                                             1997        1996
                                                        -------------- --------
                                                        (AS RESTATED--
                                                         SEE NOTE 14)
      Other non-current assets:
        Prepaid license fees...........................  $   154,167   $    --
        Long-term portion prepaid expenses.............      707,883        --
        Security deposits..............................      495,353        --
        Manufacturer's development funds...............    8,271,659        --
        Other..........................................       95,290     90,509
                                                         -----------   --------
                                                         $ 9,724,352   $ 90,509
                                                         ===========   ========
                                                             DECEMBER 31,
                                                        -----------------------
                                                             1997        1996
                                                        -------------- --------
                                                        (AS RESTATED--
                                                         SEE NOTE 14)
      Other accrued expenses:
        Accrued commissions............................  $   997,656   $140,990
        Inventory received, not yet invoiced...........      612,011        --
        Accrued franchise and property taxes...........      527,640        --
        Accrued employee costs.........................      548,304        --
        Accrued professional fees......................    1,642,803        --
        Accrued promotional expenses...................      192,952        --
        Other..........................................    1,050,362    211,236
                                                         -----------   --------
                                                         $ 5,571,728   $352,226
                                                         ===========   ========

5. LONG TERM DEBT

  Long term debt consists of the following:

                                                                   DECEMBER 31,
                                                                       1997
                                                                  --------------
                                                                  (AS RESTATED--
                                                                   SEE NOTE 14)
   Convertible subordinated notes due September 15, 2004,
    interest payable semi-annually beginning March 15, 1998 at 5
    3/4% per annum..............................................   $150,000,000
   Star Line of Credit 8.25% per annum line of credit...........      7,193,575
   Subordinated notes due June 1, 2001, interest payable
    quarterly beginning September 1, 1997 at 10% per annum......        530,000
   Capital lease obligations....................................        436,579
                                                                   ------------
     Total......................................................    158,160,154
   Less current portion.........................................     (7,285,401)
                                                                   ------------
   Long-term portion............................................   $150,874,753
                                                                   ============

  There was no debt outstanding as of December 31, 1996.

 Convertible Subordinated Notes

  The notes are unsecured general obligations of the Company which are subordinated in right of payment. At any time on or after the 90th day following September 17, 1997, the date of issuance, and prior to the close

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES of business on the stated maturity date, unless previously redeemed or repurchased, at a conversion price of $26.25 per share (equivalent to a conversion rate of 38.0952 per $1,000 principal amount of notes), the notes may be converted at the option of the holder into shares of Common Stock of the Company. The impact on the net loss per share for 1997 would be anti-dilutive assuming conversion of the notes occurred. The notes are redeemable, in whole or in part, at the option of the Company, at any time on or after September 15, 2000, at a specified redemption price plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. The Company is required to offer to purchase the notes upon a change of control (as defined) at 100% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase. The notes were issued through a 144A placement under the Securities Act of 1933. As of December 31, 1997, the Company incurred $5,053,681 of debt issuance costs associated with this placement. This amount is being amortized over the term of the notes.

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

6. INCOME TAXES

  The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to loss before income taxes was as follows for the years ended December 31, 1997, 1996 and 1995:

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                          1997      1996   1995
                                                     -------------- ----   ----
                                                     (AS RESTATED--
                                                      SEE NOTE 14)
   Statutory federal tax rate on loss...............      (34)%     (34)%  (34)%
   State tax provision, net of federal benefit......       (5)%      (6)%   (6)%
   Acquired research and development in process.....       18 %     --     --
   Other permanent differences......................        3 %     --     --
   Operating losses with no current tax benefit.....       18 %      40 %   40 %
                                                          ---       ---    ---
   Income taxes at the Company's effective rate.....        0 %       0 %    0 %
                                                          ===       ===    ===

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  The major components of deferred tax assets arising from temporary differences at December 31, 1997 and 1996 are as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                          1997         1996
                                                     -------------- -----------
                                                     (AS RESTATED--
                                                      SEE NOTE 14)
   Deferred Tax Assets:
     Deferred revenue...............................  $  4,528,000  $   507,000
     Bad debt reserve...............................       278,000       36,000
     Other..........................................       321,000       25,000
     Net operating loss carryforwards...............    14,919,000    1,240,000
                                                      ------------  -----------
                                                        20,046,000    1,808,000
   Deferred Tax Liabilities:
     Acquired intangibles...........................   (16,400,000)           0
     Other intangibles..............................      (273,000)      25,000
     Fixed assets...................................      (545,000)     (12,000)
     Other..........................................      (467,000)           0
                                                      ------------  -----------
                                                       (17,685,000)      13,000
                                                      ------------  -----------
     Net Deferred Tax Asset.........................     2,361,000    1,821,000
     Valuation Allowance............................    (2,361,000)  (1,821,000)
                                                      ------------  -----------
     Total Deferred Taxes...........................  $          0  $         0
                                                      ============  ===========

  The Company had net operating loss carryforwards of approximately $38,629,000, $3,101,000, and $1,396,786 for federal and state purposes for the years ended December 31, 1997, 1996 and 1995, respectively. To the extent not used, net operating loss carryforwards expire in varying amounts beginning in the year 2005 for federal tax purposes and 2002 for state purposes. The utilization of these net operating loss carryforwards may be limited under IRC
Section 382.

  Under SFAS No. 109, the Company has recorded valuation allowances against the realization of deferred tax assets. The valuation allowances are based on management's estimates and analysis, which include the impact of tax laws which may limit the Company's ability to utilize such deferred tax assets.

7. RELATED PARTIES

 Purchase of Assets of Related Entity

  In January 1996, the Company purchased certain of the assets of LCN that had historical net book value of $35,972. LCN's sole shareholder was then the majority shareholder of the Company's Common Stock. Minority shareholders of the Company consented to the transaction. The purchase was consummated in January 1996 for $500,000 cash plus a $2,000,000 subordinated term note which was repaid in November 1996. Because the assets were purchased from a related party, the assets are reflected on the Company's balance sheet at LCN's historical depreciated cost as of the date of the acquisition. The excess of acquisition cost over the historical cost less depreciation of the assets acquired of approximately $2,464,028 was recorded as a charge to the Company's accumulated deficit in 1996 in a manner similar to a capital distribution. In addition, prior to the purchase, LCN provided consulting and other services to the Company for which it billed approximately $415,000 for the year ended December 31, 1995. Amounts were billed on an hourly basis for consulting and other services performed by LCN employees on behalf of SmarTalk.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

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
                                                                       --------
        Total......................................................... $415,000
                                                                       ========

8. STOCK PLANS

  The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock option plans (except as noted below). Had compensation cost been determined in accordance with the methodology prescribed by SFAS 123, the Company's net loss (and net loss per share) would have been increased by approximately $18,436,564 ($1.23 per share), $157,000 ($.02 per share) and $0 in 1997, 1996 and 1995, respectively. The weighted average fair value of the options granted in 1997, 1996 and 1995 is estimated at $7.50, $3.43 and $0, respectively on the date of grant calculated under the minimum value method using the following assumptions:

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
                                                                      ---------
      Balance at December 31, 1997.................... $ 1.77--$21.25 3,428,368
                                                                      =========

  Options outstanding at December 31, 1997 and 1996 had a weighted-average exercise price of $17.52 and $3.72, respectively, and a weighted average-remaining contractual life of 4.2 and 2.1 years, respectively.

  Options exercisable at December 31, 1997 and 1996 were 2,037,831 and 0, respectively.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  The Company has the following stock based plans at December 31, 1997. The programs are described as follows:

 1996 Non-Qualified Stock Option Plan

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

 1996 Stock Incentive Plan

  In August, 1996, the board of directors adopted and the shareholders of the Company approved the 1996 Stock Incentive Plan (the "Stock Incentive Plan"), whereby the Compensation Committee may make awards to directors, employees, advisors and consultants of the Company and its subsidiaries. Pursuant to the Stock Incentive Plan, the Company has authorized and reserved a number of shares of Common Stock for issuance equal to the lessor of: (i) 7,087,991 shares of common stock; and (ii) a number of shares of Common Stock equal to 9% of the total issued and outstanding shares of Common Stock minus the number of shares of Common Stock issued or issuable pursuant to options exercised or outstanding under the Non-Qualified Plan. On December 31, 1997, the Company's shareholders approved a proposal which increased the number of shares of common stock available for issuance under the Stock Incentive Plan by 3,000,000 shares.

  Non qualified stock options may be granted to employees, consultants, and advisors of the Company and its subsidiaries and incentive stock options may be only granted to employees of the Company and its subsidiaries. The exercise price of an incentive stock option may not be less than the fair market value of the Common Stock on the date of the grant. The value of Common Stock (determined at the time of grant) that may be subject to incentive stock options that become exercisable by any one employee in any one year is limited by the Internal Revenue Code to $100,000. The maximum term of stock options granted under the Stock Incentive Plan is 10 years from the date of grant. At December 31, 1997, 2,649,346 shares remain reserved for issuance under the Stock Incentive Plan.

 Stock Appreciation Rights

  A stock appreciation right may be granted in connection with an option, either at the time of grant or at any time thereafter during the term of the option. A stock appreciation right granted in connection with an option entitles the holder, upon exercise, to surrender the related option and receive a payment based on the difference between the exercise price of the related option and the fair market value of the Company's Common Stock on the date of exercise. A stock appreciation right granted in connection with an option is exercisable only at such time or times as the related option is exercisable and expires no later than when the related option expires. A stock appreciation right also may be granted without relationship to an option and will be exercisable as

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES determined by the Committee but, in no event, after ten years from the date of grant. A stock appreciation right granted without relationship to an option entitles the holder, upon exercise, to a payment based on the difference between the base price assigned to the stock appreciation right by the Committee on the date of grant and the fair market value of the Company's Common Stock on the date of exercise. Payment to the holder in connection with the exercise of a stock appreciation right may be in cash or shares of Common Stock or in a combination of cash and shares. At December 31, 1997, no stock appreciation rights had been granted.

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

 Phantom Stock

  An award of phantom stock gives the participant the right to receive cash at the end of a fixed vesting period based on the value of a share of Common Stock at that time. Phantom stock units are subject to such restrictions and conditions to payment as the Committee determines are appropriate. At the time of grant, the Committee determines, at its sole discretion, the number of units and the vesting period of the units, and it may also set a maximum value of a unit. If the participants remain employed by the Company throughout the applicable vesting period, they are entitled to receive payment of a cash amount for each phantom stock unit equal in value to the fair market value of one share of Common Stock on the last day of the vesting period, subject to any maximum value limitation. At December 31, 1997, no phantom stock had been granted.

9. COMMITMENTS

 Telecommunication Service Agreements

  The Company has a minute volume commitment with its service providers which, if not met, could require the Company to pay a fee to such provider.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

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

 Employment Agreements

  The Company has entered into employment agreements with certain executive personnel. The arrangements provide for the continuation of compensation for up to three years from the date of hire.

 Distribution Agreement

  The Company acquired the assignment of a contract with W.H. Smith, UK in November 1997. In addition to its entry into the overseas marketplace with the establishment of SmarTalk Services (U.S.) Ltd, the Company announced a carrier services and strategic alliance agreement with Norweb Communications in the United Kingdom and a distribution agreement with D Services, a W.H. Smith business which specializes in distribution to news trade outlets in the U.K.

  On December 31, 1997, as part of the acquisition of Amex Telecom, the Company entered into a joint venture arrangement with the USPS, whereas the USPS sells, among other functions, phone cards through its outlets. Under the arrangement effective from January 1, 1998 (the "Arrangement"), revenues and costs are shared pursuant to the Arrangement with the USPS functioning as the principal distribution or selling agent.

 Marketing Agreement

  The Company has entered into a co-marketing and technology agreement with Amex TRS in which Amex Telecom offers SmarTalk product to Amex TRS cardholders.

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

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

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

12. SUBSEQUENT EVENTS

  In an effort to maximize the synergistic opportunities created through its strategic acquisitions, SmarTalk consolidated its corporate functions from nine different cities to Columbus, Ohio, the prior headquarters of ConQuest. This consolidation was completed during the summer of 1998. In conjunction with the consolidation, on February 25, 1998 Erich Spangenberg assumed the post of Chief Executive Officer, formerly held by Chairman of the Board of Directors of SmarTalk Robert Lorsch. Mr. Lorsch remains Chairman of the Board. Additionally, SmarTalk's President, Jeff Lindauer, assumed the duties of Chief Operating Officer, previously held by Erich Spangenberg.

  On February 28, 1998 (the "Board Resolution Date"), the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. In the first quarter of 1998, the Company recorded a $3,278,148 charge for the losses associated with operating the business up to the Board Resolution Date and an estimated charge for operating this business from the Board Resolution Date through the anticipated disposition date plus the estimated transaction costs associated with the sale of the business. On June 12, 1998 (the "Sale Date"), the Company sold the assets of the call center business for $1,000,000 in cash and a note receivable (the "Call Center Note") of $19,067,995. Interest on the Call Center Note is 12% per annum and is payable quarterly beginning September 12, 1998. The principal on the Call Center Note is due on June 12, 1999 (unless this date is extended to June 12, 2000 by the obligor) or upon completion of a financing transaction in excess of $50,000,000 by the obligor. The assets of the obligor secure the Call Center Note. Due to the thinly capitalized financial position of the obligor and the resulting risk of collection, a valuation allowance was recorded against the Call Center Note approximately equal to the difference between the sales price and net book value of the tangible assets sold, or $14,684,978. No gain or loss was recorded on the transaction.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

  The results of the call center business have been classified as continuing operations in 1997 as the decision to dispose of the operations was based on a discrete, identifiable event in 1998. Results of the call center business will be classified as discontinued operations beginning with the first quarter of 1998.

  On March 23, 1998, the Company acquired the outstanding stock of USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular card company, for 81,302 shares of Common Stock and $1,500,000 in cash. This acquisition was accounted for using the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  On April 20, 1998, Intrine Communications ("Intrine"), filed a complaint against the Company and DCN in the Superior Court of California in Los Angeles County. In the complaint, Intrine alleges that, by virtue of the Company's acquisition of DCN, the Company and DCN breached written and oral agreements not to circumvent and appropriate for themselves the benefits of a purported deal by Intrine to acquire DCN. The lawsuit seeks damages and injunctive relief. Management of the Company believes that the claims against the Company and DCN are without merit and does not at present expect this lawsuit to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

  On April 27, 1998, the Star Line of Credit was paid in full and the credit facility terminated.

  On April 30, 1998, the Company acquired the outstanding stock of Canada Telecom Network Inc., a Montreal, Canada based prepaid calling card company, for $3,000,000 in cash and $5,500,000 in a subordinated, 7.5% per annum note which matures April 30, 2000. This acquisition was accounted for using the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  On June 10, 1998, the Company acquired the outstanding stock of Worldwide Direct, Inc., a Framingham, Massachusetts based prepaid cellular communications company, for 2,715,000 shares of Common Stock. The Company has restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition required the use of the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  On June 19, 1998, the Company received payment for the ACMI, L.L.C. note receivable. The note receivable had a net book value of $2,234,763 on such date and the repayment amount was $1,000,000 in cash. Because this note was acquired through the ConQuest acquisition, the devaluation of the note was recorded as a reduction of goodwill. Additionally, the Company was required to release 106,816 shares of its Common Stock that were held in escrow and used as collateral to secure the note. The value of these shares had previously been recorded as an increase to goodwill.

  As of July 1, 1998, the Company issued a promissory note in the amount of $5,000,000 and agreed to issue 1,000,000 shares of Common Stock to acquire a distribution arrangement with a former distributor of Worldwide and certain contractual relationships. The arrangement also provides for the issuance of additional equity and/or debt securities upon the occurrence of certain conditions.

  On July 9, 1998, the Company completed a private placement of 1,751,824 shares of its Common Stock, realizing proceeds before transaction costs of $29,999,986. On August 28, 1998, the terms of the private placement were restructured. In the event that the Company's Common Stock trades below the initial purchase price during specified periods, the Company will be obligated to issue up to $18,500,000 of additional Common Stock for no additional consideration. In addition, the Company granted an option excercisable for a period of two years commencing March 1, 1999 in connection with the private placement pursuant to which an additional $20,000,000 of the Company's Common Stock may be purchased. In the event the aggregate amount of Common Stock issued by the Company pursuant to the private placement would exceed 20% of the Company's total

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES outstanding shares as of July 9, 1998 (the "20% Threshold"), as a result of either the exercise of the option or the initial purchase price adjustment, the Company would be required to obtain shareholder approval of the private placement or issue a note in a principal amount equal to the value of the Common Stock that otherwise would exceed the 20% Threshold. The Company expects to use the proceeds from this placement to accelerate entry into the prepaid cellular market and for general corporate purposes.

  Since July 23, 1998, 19 putative class actions have been filed against the Company and certain current and former members of its management and Board of Directors in state and Federal courts alleging violations of state and Federal securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of certain classes of persons who purchased the Company's securities during periods between May, 1997 and August, 1998. The complaints generally allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings. Although the Company intends to defend against these lawsuits vigorously, it is not feasible to predict or determine the final outcome of these proceedings at this time. An unfavorable outcome with respect to such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

13. SUPPLEMENTARY DATA (UNAUDITED)

                          FOR THE YEAR ENDED DECEMBER 31, 1997 (AS RESTATED--SEE NOTE
                                                      14)
                         -----------------------------------------------------------------
                            FIRST       SECOND        THIRD        FOURTH
                           QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                         -----------  -----------  -----------  ------------  ------------
STATEMENT OF OPERATIONS
DATA:
  Revenue............... $ 7,368,332  $11,345,190  $18,644,561  $ 23,806,145  $ 61,164,228
  Gross profit.......... $ 2,607,585  $ 4,141,136  $ 6,848,074  $  7,136,015  $ 20,732,810
  Operating expenses
   (excluding acquired
   research and
   development in-
   process)............. $ 3,446,645  $ 5,902,413  $ 9,201,874  $ 14,170,067  $ 32,720,999
  Loss from operations.. $  (839,060) $(1,761,277) $(2,353,800) $(20,398,052) $(25,352,189)
  Net loss.............. $  (310,297) $(1,405,264) $(2,304,083) $(21,713,004) $(25,732,648)
  Net loss per share--
   basic and diluted.... $      (.02) $      (.10) $      (.14) $      (1.31) $      (1.72)
  Weighted average
   number of common
   shares--basic and
   diluted..............  12,897,674   13,940,285   16,846,271    16,597,729    14,951,454
                                     FOR THE YEAR ENDED DECEMBER 31, 1996
                         -----------------------------------------------------------------
                            FIRST       SECOND        THIRD        FOURTH
                           QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                         -----------  -----------  -----------  ------------  ------------
STATEMENT OF OPERATIONS
DATA:
  Revenue............... $ 1,139,366  $ 2,538,655  $ 4,588,843  $  6,754,196  $ 15,021,060
  Gross profit.......... $   326,488  $   609,417  $ 1,129,404  $  2,756,780  $  4,822,089
  Operating expenses.... $ 1,358,347  $ 1,744,372  $ 2,209,324  $  2,814,318  $  8,126,361
  Loss from operations.. $(1,031,859) $(1,134,955) $(1,079,920) $    (57,538) $ (3,304,272)
  Net (loss) income..... $(1,076,672) $(1,194,514) $(1,162,184) $    320,822  $ (3,112,548)
  Net (loss) income per
   share--basic and
   diluted.............. $      (.12) $      (.14) $      (.13) $        .03  $       (.32)
  Weighted average
   number of common
   shares--basic........   8,824,834    8,824,834    8,824,834    11,871,831     9,579,804
  Weighted average
   number of common
   shares--diluted......         --           --           --     12,377,720           --

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

14. RESTATEMENT

  Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 1997, the Company's management in conjunction with PricewaterhouseCoopers LLP ("PwC"), determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in connection with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items. As a result, the accompanying consolidated financial statements as of December 31, 1997 and for the year then ended have been restated.

  A summary of the significant effects of the restatement is as follows:

                                                     AS OF AND FOR THE YEAR
                                                     ENDED DECEMBER 31, 1997
                                                    --------------------------
                                                         AS
                                                     PREVIOUSLY
                                                      REPORTED    AS RESTATED
                                                    ------------  ------------
Statement of Operations Data:
  Revenue.......................................... $ 71,862,445  $ 61,164,228
  Gross profit.....................................   31,431,027    20,732,810
  Restructuring expense............................   25,000,000           --
  Acquired research and development in-process.....   39,186,000    13,364,000
  Operating expenses (including restructuring
   expense, excluding acquired research and
   development in-process).........................   53,764,042    32,720,999
  Loss from operations.............................  (61,519,015)  (25,352,189)
  Net loss.........................................  (61,899,474)  (25,732,648)
  Net loss per share--basic and diluted............        (4.14)        (1.72)
Statement of Cash Flows Data:
  Net cash used by operating activities............   (9,070,702)  (12,867,665)
  Net cash used by investing activities............  (92,768,549)  (88,971,586)
  Net cash provided by financing activities........  119,765,627   119,765,627
Balance Sheet Data:
  Trade accounts receivable, net...................   32,699,249    28,012,237
  Current assets...................................  111,487,102   106,626,281
  Intangibles, net.................................  222,536,934   235,506,706
  Total assets.....................................  360,502,826   368,301,077
  Deferred revenue.................................   40,248,400    28,885,002
  Restructuring reserve............................   23,943,070           --
  Current liabilities..............................  106,622,503    71,316,035
  Total liabilities................................  257,497,256   222,190,788
  Total shareholders' equity.......................  103,005,570   146,110,289

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dublin, State of Ohio, on November 6, 1998.

                                          SMARTALK TELESERVICES, INC.

                                          By    /s/ Wayne Wooddell
                                          _____________________________________
                                                     Wayne Wooddell
                                           Vice President and Chief Financial
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Robert H. Lorsch           Chairman of the Board of       November 6, 1998
____________________________________  Directors
           Robert H. Lorsch

    /s/ Erich L. Spangenberg         Vice Chairman of the Board     November 6, 1998
____________________________________  of Directors and Chief
        Erich L. Spangenberg          Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ Wayne Wooddell            Vice President and Chief       November 6, 1998
____________________________________  Financial Officer
           Wayne Wooddell             (Principal Financial and
                                      Accounting Officer)

      /s/ Fred F. Fielding           Director                       November 6, 1998
____________________________________
          Fred F. Fielding

      /s/ Robert M. Smith            Director                       November 6, 1998
____________________________________
           Robert M. Smith

    /s/ Kenneth A. Viellieu          Director                       November 6, 1998
____________________________________
         Kenneth A. Viellieu

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
 10.9    Form of Indemnification Agreement dated October 28, 1994 between
          SmarTalk TeleServices, Inc. and certain management personnel.(6) **
 10.10   1996 Nonqualified Stock Option Plan.(6) **
 10.11   1996 Stock Incentive Plan.(6) **
 10.12   Standard Office Lease by and between LAOP IV, LLC and SmarTalk
          TeleServices, Inc., dated January 10, 1996, as amended on January 16,
          1996, February 7, 1996 and April 19, 1996.(6)
 10.13   Carrier Agreement dated November 9, 1995 between the Registrant and
          MCI Telecommunications Corporation.(6)*
 10.14   First Amendment to Carrier Agreement dated March 2, 1996 between
          SmarTalk TeleServices, Inc. and MCI Telecommunications
          Corporation.(6)*
 10.15   Second Amendment to Carrier Agreement dated September 9, 1996 between
          SmarTalk TeleServices, Inc. and MCI Telecommunications
          Corporation.(6)*
 10.16   Agreement dated October 4, 1995 between SmarTalk TeleServices, Inc.
          and West Interactive Corporation.(6)*
 10.17   Security Agreement dated August 9, 1996 between SmarTalk TeleServices,
          Inc. and SmarTalk Partners, LLC.(6)
 10.18   Subordination Agreement dated August 9, 1996 among Lorsch Creative
          Network, Inc., SmarTalk TeleServices, Inc. and SmarTalk Partners,
          LLC.(6)
 10.19   Promissory Note in the amount of $250,000 dated August 9, 1996 between
          SmarTalk TeleServices, Inc. and SmarTalk Partners, LLC.(6)
 10.20   Prepaid Carrier Referral Program Agreement between MCI
          Telecommunications Corporation and SmarTalk TeleServices, Inc., dated
          June 21, 1996.(6)*
 10.21   Wholesale Distribution Agreement between West Interactive Corporation and SmarTalk TeleServices, Inc. dated June 1, 1996.(6)*
 10.22   Loan Agreement dated September 18, 1996 between Southern California
          Bank and SmarTalk TeleServices, Inc.(6)
 10.23   Promissory Note in the amount of $1,000,000 dated September 18, 1996 between Southern California Bank and SmarTalk TeleServices, Inc.(6)
 10.24   Commercial Security Agreement in the amount of $1,000,000 dated
          September 18, 1996 between Southern California Bank and SmarTalk
          TeleServices, Inc.(6)
 10.25   Assignment of Lease by and between Pacific Bell Information Services and SmarTalk TeleServices, Inc. dated as of December 1, 1996.(8)
 10.26   Employment Agreement dated January 1, 1997 between SmarTalk
          TeleService, Inc. and Glen Andrew Folck.(9)**
 10.27   Employment Agreement dated March 17, 1997 between SmarTalk
          TeleServices, Inc. and David Andrew Hamburger.(9)**
 10.28   Telecommunications Services Agreement dated December 1, 1996 by and between WorldCom Network Services, Inc. and GTI Telecom Inc.(10)*
 10.29   Employment Agreement dated June 11, 1997 between SmarTalk
          Teleservices, Inc. and Gene Russell.(11)**
 10.30   Employment Agreement dated July 30, 1997 between SmarTalk
          Teleservices, Inc. and Lauren Becker.(11)**
 10.31   Employment Agreement dated February 26, 1998 between SmarTalk
          TeleServices, Inc. and Robert H. Lorsch.(13)**

 EXHIBIT
 NUMBER                           DESCRIPTION
 -------                          -----------
 10.32   Employment Agreement dated February 26, 1998 between SmarTalk
          TeleServices, Inc. and Erich L. Spangenberg.(13)**
 10.33   Employment Agreement dated November 3, 1997 between SmarTalk
          Teleservices, Inc. and Jeff Lindauer.(13)**
 10.34   Employment Agreement dated March 9, 1998 between SmarTalk
          Teleservices, Inc. and Thaddeus Bereday.(13)**
 11.1    Statement regarding Computation of Per Share Earnings.


 21.1    Subsidiaries of the Registrant.(12)
 23.1    Consent of PricewaterhouseCoopers LLP.
 27.1    Financial Data Schedule.

--------
 (1) Incorporated by reference to SmarTalk's Form 8-K, dated December 22,
     1997.
 (2) Incorporated by reference to SmarTalk's Form 8-K, dated October 22, 1997.
 (3) Incorporated by reference to SmarTalk's Form 8-K, dated July 30, 1997.
 (4) Incorporated by reference to SmarTalk's Form 8-K, dated June 1, 1997 (amended on Form 8-K/A).
 (5) Incorporated by reference to SmarTalk's Form 8-K, dated May 28, 1997 (as amended on Form 8-K/A).
 (6) Incorporated by reference to SmarTalk's Registration Statement on Form S-1, registration number 333-10391, filed with the Securities and Exchange Commission on August 19, 1996 and the amendments thereto.
 (7) Incorporated by reference to SmarTalk's Form 8-K, dated September 17,
     1997.
 (8) Incorporated by reference to SmarTalk's Annual Report on Form 10-K for the year ended December 31, 1996.
 (9) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(10) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(11) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
(12) Incorporated by reference to SmarTalk's Registration Statement on Form S-4, registration number 333-41317, filed with the Securities and Exchange Commission on December 2, 1997 and the amendments thereto.
(13) Incorporated by reference to SmarTalk's Annual Report on Form 10-K for the year ended December 31, 1997, as originally filed.
 * Confidential treatment has been granted. The copy filed as an exhibit omits information subject to the confidentiality request.
 ** Management contracts or compensatory plans or arrangements required to be filed as exhibits to this report pursuant to Item 14(c) of Form 10-K.