Form 10-Q/A
period 1998-03-31
SMARTALK TELESERVICES INC
filed 1998-11-06
CIK 1018730

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                  FORM 10-Q/A

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998           COMMISSION FILE NO. 0-21579

                          SMARTALK TELESERVICES, INC.

     INCORPORATED UNDER THE LAWS               IRS EMPLOYER IDENTIFICATION
          OF CALIFORNIA(1)                           NO. 95-4502740

                          5080 TUTTLE CROSSING BLVD.
                            DUBLIN, OHIO 43016-3566
                            TELEPHONE: 614-789-8500

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               YES  [X]  NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1998:

                       Voting, No par value: 22,600,440

--------
(1) A proposal to effect the reincorporation of SmarTalk TeleServices, Inc. (the "Company") from California to Delaware was approved by the shareholders of the Company on December 31, 1997. Accordingly, subject to receipt of requisite regulatory approval, the Company's state of incorporation will change from California to Delaware and the Company will be a Delaware corporation.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO
                              CERTAIN INFORMATION

  Subsequent to the filing with the Securities and Exchange Commission of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, SmarTalk TeleServices, Inc.'s ("SmarTalk" or the "Company") management in conjunction with the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items including manufacturer's development funds and accounts receivable. The Company's investigation into these issues ultimately resulted in the restatement of the Company's revenues and financial results for the year ended 1997 and for the first and second quarters of 1998. (See Note 8 to the Company's consolidated financial statements.)

  This Quarterly Report on Form 10-Q/A amends Items 1 and 2 of Part I and Items 1 and 6 of Part II of the Company's Quarterly Report on Form 10-Q previously filed for the quarter ended March 31, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarter ended March 31, 1998. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatement. Except as otherwise noted, information contained in this Quarterly Report is as of March 31, 1998.

  This Quarterly Report on Form 10-Q/A contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "target," "estimate," "may," "will," "expect," "plan," "project" or "continue" or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which the Company operates; the need to attract and retain qualified management personnel; uncertainty in consumer acceptance of the Company's products and services, including its prepaid cellular product; possible difficulty in obtaining acceptable financing for the Company's continued expansion; and difficulty in integrating the Company's operations acquired primarily through acquisitions. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual reports on Form 10-K and its quarterly reports on Form 10-Q, as amended, could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    MARCH 31,     DECEMBER 31,
                                                       1998           1997
                                                  -------------- --------------
                                                  (AS RESTATED-- (AS RESTATED--
                                                   SEE NOTE 8)    SEE NOTE 8)
                     ASSETS
Current assets:
  Cash and cash equivalents......................  $ 47,270,374   $ 62,900,673
  Trade accounts receivable (less allowance for
   doubtful accounts of $593,026 and $1,482,206,
   respectively).................................    30,661,549     28,012,237
  Receivable from American Express Company.......           --       2,570,000
  Inventories....................................     6,507,560      4,301,487
  Prepaid expenses...............................     1,529,204      1,377,844
  Other current assets...........................     7,033,669      7,464,040
                                                   ------------   ------------
    Total current assets.........................    93,002,356    106,626,281
Non-current assets:
  Property and equipment, net....................    16,128,793     14,208,975
  Intangibles, net...............................   234,425,658    235,506,706
  Note receivable from ACMI, L.L.C., net.........     2,493,104      2,234,763
  Other non-current assets.......................    17,365,171      9,724,352
                                                   ------------   ------------
    Total assets.................................  $363,415,082   $368,301,077
                                                   ============   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................  $ 19,040,393   $ 15,081,532
  Deferred revenue...............................    19,649,742     28,885,002
  Accrued marketing costs........................       948,240      1,811,817
  Accrued interest payable.......................       557,834      2,615,480
  Other accrued expenses.........................     8,232,089      5,571,728
  Excise and sales tax payable...................     5,835,097      5,565,072
  Reserve for discontinued operations............     2,336,053            --
  Accrued litigation settlement..................           --       4,500,003
  Current portion of long-term debt..............     7,768,497      7,285,401
                                                   ------------   ------------
    Total current liabilities....................    64,367,945     71,316,035
Long-term debt less current portion..............   150,874,753    150,874,753
                                                   ------------   ------------
Total liabilities................................   215,242,698    222,190,788
Shareholders' equity:
  Preferred stock, no par value; authorized
   10,000,000 shares; no shares issued and
   outstanding...................................           --             --
  Common stock, no par value; authorized
   100,000,000 shares; issued and outstanding
   22,461,749 and 21,350,852 shares,
   respectively..................................   196,269,244    178,670,477
  Accumulated deficit............................   (48,050,437)   (32,703,998)
  Cumulative translation adjustment..............       (46,423)       143,810
                                                   ------------   ------------
Total shareholders' equity.......................   148,172,384    146,110,289
                                                   ------------   ------------
Total liabilities and shareholders' equity.......  $363,415,082   $368,301,077
                                                   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                      1998            1997
                                                ---------------   -------------
                                                (AS RESTATED --
                                                  SEE NOTE 8)
Revenue........................................    $ 36,381,371    $  7,368,333
Cost of revenue................................      24,797,956       4,760,748
                                                   ------------    ------------
  Gross profit.................................      11,583,415       2,607,585
Sales and marketing............................       7,337,399       2,545,414
General and administrative.....................      15,052,575         901,231
                                                   ------------    ------------
  Operating loss...............................     (10,806,559)       (839,060)
Interest income................................       1,142,311         528,763
Interest expense...............................      (2,404,043)            --
                                                   ------------    ------------
Loss from continuing operations before income
 taxes.........................................     (12,068,291)       (310,297)
Provision for income taxes.....................             --              --
                                                   ------------    ------------
Loss from continuing operations................     (12,068,291)       (310,297)
Discontinued operations:
  Loss from discontinued operations to the
   Board Resolution Date.......................        (578,148)            --
  Loss from the Board Resolution Date to the
   date of disposal of discontinued
   operations..................................      (2,700,000)            --
                                                   ------------    ------------
Net loss.......................................    $(15,346,439)   $   (310,297)
                                                   ============    ============
Per share loss--basic and diluted:
  Continuing operations........................    $       (.55)   $       (.02)
  Discontinued operations......................            (.15)            --
                                                   ------------    ------------
  Total........................................    $       (.70)   $       (.02)
                                                   ------------    ------------
Weighted average number of shares..............      21,902,362      12,897,674
                                                   ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                                          COMMON STOCK                                  CUMULATIVE
                                     -----------------------    STOCK     ACCUMULATED   TRANSLATION
                                       SHARES      AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                                     ---------- ------------ ------------ ------------  ----------- ------------
December 31, 1995..................   8,824,834 $    315,000  $(300,000)  $ (1,394,774)  $     --   $ (1,379,774)
  Issuance of subscribed shares....         --           --     300,000            --          --        300,000
  Purchase of assets of
   related entity..................         --           --         --      (2,464,028)        --     (2,464,028)
  Compensation under stock
   options issued..................         --        24,000        --             --          --         24,000
  Proceeds from sale of stock, net
   of costs........................   4,000,000   50,439,595        --             --          --     50,439,595
  Stock options exercised..........       4,625        8,186        --             --          --          8,186
  Net loss.........................         --           --         --      (3,112,548)        --     (3,112,548)
                                    ---------- ------------  ---------   ------------   ---------  ------------
December 31, 1996..................  12,829,459   50,786,781        --      (6,971,350)        --     43,815,431
  Stock options exercised..........     227,398      851,485        --             --          --        851,485
  Distribution agreement...........     330,205    7,596,093        --             --          --      7,596,093
Acquisitions:
  ConQuest Telecommunication
   Services Corp. .................   4,488,935   71,917,228        --             --          --     71,917,228
  GTI Telecom, Inc.................   2,580,001   34,259,820        --             --          --     34,259,820
  SmarTel Communications, Inc. ....     714,286    9,494,290        --             --          --      9,494,290
  Cardinal Voicecard Limited.......     115,000    2,170,625        --             --          --      2,170,625
  Frontier Selected Assets.........      65,568    1,594,155        --             --          --      1,594,155
  Cumulative translation
   adjustment......................         --           --         --             --      143,810       143,810
  Net loss.........................         --           --         --     (25,732,648)        --    (25,732,648)
                                    ---------- ------------  ---------   ------------   ---------  ------------
December 31, 1997 (As Restated--See
 Note 8)...........................  21,350,852  178,670,477        --     (32,703,998)    143,810   146,110,289
  Stock options exercised..........     714,026    7,542,427        --             --          --      7,542,427
  USA Telecommunications Services,
   Inc.............................      81,302    2,500,037        --             --          --      2,500,037
  Litigation settlement............     215,569    4,500,003        --             --          --      4,500,003
  Licensing agreement..............     100,000    3,056,300        --             --          --      3,056,300
  Cumulative transaction
   adjustments.....................         --           --         --             --     (190,233)     (190,233)
  Net loss.........................         --           --         --     (15,346,439)        --    (15,346,439)
                                    ---------- ------------  ---------   ------------   ---------  ------------
March 31, 1998 (As Restated--See
 Note 8)...........................  22,461,749 $196,269,244  $     --    $(48,050,437)  $ (46,423) $148,172,384
                                     ========== ============  =========   ============   =========  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
                                                      1998            1997
                                                 ------------------------------
                                                 (AS RESTATED--
                                                   SEE NOTE 8)
Cash flows from operating activities:
 Net loss......................................   $  (15,346,439) $    (310,297)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation.................................        1,374,619         43,355
  Amortization.................................        5,528,687            --
  Loss from discontinued operations............        2,700,000            --
  Provision for bad debt.......................          410,820            --
  Lease termination fee........................              --        (325,810)
  Changes in assets and liabilities, net of ef-
   fects from acquisitions, dispositions, and
   foreign currency adjustments which increase
   (decrease) cash:
   Trade accounts receivable...................       (3,046,704)      (650,273)
   Receivable from American Express Company ...        2,570,000            --
   Inventories.................................       (2,103,903)      (208,217)
   Prepaid expenses............................          (70,296)      (133,196)
   Other current assets........................        1,449,135       (248,843)
   Other non-current assets....................       (5,603,283)       (66,947)
   Accounts payable............................        3,945,656       (760,559)
   Deferred revenue............................       (9,235,260)       (61,549)
   Accrued marketing costs.....................         (863,577)      (136,931)
   Accrued interest............................       (2,057,646)           --
   Other accrued expenses......................        2,463,088       (124,257)
   Reserve for discontinued operations.........         (363,947)           --
   Excise and sales tax payable................          270,025         30,462
                                                  --------------  -------------
  Net cash used by operating activities........      (17,979,025)    (2,953,062)
                                                  --------------  -------------
Cash flows from investing activities:
  Note receivable from ACMI, L.L.C.............         (258,341)           --
  Capital expenditures.........................       (3,206,241)       (96,423)
  Acquisition costs............................       (1,413,754)           --
                                                  --------------  -------------
   Net cash used by investing activities.......       (4,878,336)       (96,423)
                                                  --------------  -------------
Cash flows from financing activities:
 Stock options exercised.......................        7,542,427        574,296
 Payments on capital lease obligations.........         (125,132)           --
                                                  --------------  -------------
  Net cash provided by financing activities....        7,417,295        574,296
                                                  --------------  -------------
 Effect of currency exchange rate change.......         (190,233)           --
                                                  --------------  -------------
Decrease in cash and cash equivalents..........      (15,630,299)    (2,475,189)
Cash and cash equivalents at beginning of peri-
 od............................................       62,900,673     44,830,487
                                                  --------------  -------------
Cash and cash equivalents at end of period.....   $   47,270,374  $  42,355,298
                                                  ==============  =============
Supplement disclosure of cash flow information:
  Cash paid for interest.......................   $    2,057,647  $         --
                                                  ==============  =============
  Issuance of stock for litigation settlement..   $    4,500,003  $         --
                                                  ==============  =============
  Issuance of stock for licensing agreement....   $    3,056,300  $         --
                                                  ==============  =============
  Issuance of stock for acquisitions...........   $    2,500,037  $         --
                                                  ==============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF INTERIM PRESENTATION

  The accompanying interim period consolidated financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1997, as restated, and other information included in SmarTalk TeleServices, Inc.'s (the "Company") Form 10-K, as amended, and Forms 8-K, as filed with the Securities and Exchange Commission.

  Subsequent to the filing with the Securities and Exchange Commission of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Company's management in conjunction with PricewaterhouseCoopers LLP ("PwC") determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items including manufacturer's development funds, discontinued operations and accounts receivable.

  As a result of the Company's investigation into these issues, the accompanying interim period consolidated financial statements as of March 31, 1998 and for the quarter then ended have been restated. (See Note 8 to the Company's consolidated financial statements.)

2. DISCONTINUED OPERATIONS

  On February 28, 1998 (the "Board Resolution Date"), the Board adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. In the first quarter of 1998, the Company recorded a charge for the losses associated with operating this business up to the Board Resolution Date and an estimated charge for operating this business from the Board Resolution Date through the anticipated disposition date plus the transaction costs associated with the sale of the business. On June 12, 1998 (the "Sale Date"), the Company sold the assets of the call center business for $1,000,000 in cash and a note receivable (the "Call Center Note") of $19,067,995. Interest on the Call Center Note is 12% per annum and is payable quarterly beginning September 12, 1998. The principal on the Call Center Note is due on June 12, 1999 (unless this date is extended to June 12, 2000 by the obligor) or upon completion of a financing transaction in excess of $50,000,000 by the obligor. The assets of the obligor secure the Call Center Note. Due to the thinly capitalized financial position of the obligor and the resulting risk of collection, a valuation allowance was recorded against the Call Center Note approximately equal to the difference between the sales price and net book value of the tangible assets sold, or $14,684,978. No gain or loss was recorded on the transaction. Operations for the business from January 1, 1998 to the Sale Date and transaction costs associated with the disposal have been recorded against the reserve for discontinued operations.


3. LICENSING AGREEMENT

  On March 30, 1998, the Company entered into a new licensing agreement with AudioFax IP LLC to license certain voice-fax mailbox technology. The Company paid a one-time fee to license the technology until the patents expire in 2008. Prior to this agreement, the Company licensed this technology by paying a per card fee for cards containing voice-fax mailbox services.

4. ACQUISITION

  On March 23, 1998, the Company acquired USA Telecommunication Services, Inc., (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular card company, for 81,302 shares of

Common Stock and $1,500,000 in cash. This acquisition has been accounted for using the purchase method of accounting. The results of the acquired business are included in the Company's consolidated results from the date of acquisition.

  The following unaudited pro forma summary presents the Company's combined results as if the 1998 acquisition occurred at the beginning of the quarter, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisition occurred at the beginning of the respective period.

                                                              THREE MOS. ENDED
                                                               MARCH 31, 1998
                                                              ----------------
                                                               (AS RESTATED--
                                                                SEE NOTE 8)
       Revenue...............................................   $ 41,337,836
                                                                ============
       Net loss from continuing operations...................   $(13,459,358)
                                                                ============
       Net loss per share from continuing operations--basic
        and diluted..........................................   $       (.55)
                                                                ============

  The following unaudited pro forma summary presents the Company's combined results as if the 1997 acquisitions occurred at the beginning of the quarter, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods.

                                                                THREE MOS. ENDED
                                                                 MARCH 31, 1997
                                                                ----------------
       Revenue.................................................   $37,076,209
                                                                  ===========
       Net loss................................................   $(8,551,597)
                                                                  ===========
       Net loss per share--basic and diluted...................   $      (.39)
                                                                  ===========

5. REVENUE RECOGNITION

  The Company's revenue originates from: (i) Company and co-branded prepaid calling cards sold through retailers; (ii) recharges on existing calling cards; (iii) cards sold for promotional marketing campaigns; (iv) corporate sales to businesses; (v) prepaid calling card services provided to one of the Company's strategic partners, West Interactive Corporation ("WIC"); (vi) call processing; and (vii) sales commissions from postpaid cellular activations.

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

  With respect to deferred revenue on the books of an acquired entity, the obligation to provide future service relating to unused minutes is revalued as of the date of acquisition. The fair value of the service obligation represents management's best estimate of the cost to service acquired unused minutes plus a normal profit margin for this service element (such margin intended to cover indirect costs and provide a reasonable return). Deferred revenue is not recorded for acquired unused minutes for which no future usage is anticipated. The acquired deferred revenue obligation is periodically remeasured to reflect actual used and unused minutes which may vary from original estimates. A reduction in acquired deferred revenue is recorded based on actual minutes used during the post-acquisition period.

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

7. SUBSEQUENT EVENTS

  On April 20, 1998, Intrine Communications ("'Intrine"), filed a complaint against the Company and DCN in the Superior Court of California in Los Angeles County. In the complaint, Intrine alleges that, by virtue of the Company's acquisition of DCN, the Company and DCN breached written and oral agreements not to circumvent and appropriate for themselves the benefits of a purported deal by Intrine to acquire DCN. The lawsuit seeks damages and injunctive relief. Management of the Company believes that the claims against the Company and DCN are without merit and does not at present expect this lawsuit to have a material adverse effect on the Company's financial position, liquidity, cash flow or results of operations.

  On April 27, 1998, the Star Line of Credit was paid in full and the credit facility terminated.

  On April 30, 1998, the Company acquired the outstanding stock of Canada Telecom Network, Inc., a Montreal, Quebec, Canada based prepaid calling card company, for $3,000,000 in cash and $5,500,000 in a subordinated, 7.5% per annum note which matures April 30, 2000. This acquisition was accounted for using the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  On June 10, 1998, the Company acquired the outstanding stock of Worldwide Direct, Inc., a Framingham, Massachusetts based prepaid cellular communications company ("Worldwide"), for 2,715,000 shares of Common Stock. The Company has restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition required the use of the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

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

  Since July 23, 1998, 19 putative class actions have been filed against the Company and certain current and former members of its management and board of directors in state and Federal courts alleging violations of state and Federal Securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of certain classes of persons who purchased the Company's securities during periods between May 1997 and August, 1998. The complaints generally allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings. Although the Company intends to defend against these lawsuits vigorously, it is not feasible to predict or determine the final outcome of these proceedings at this time. An unfavorable outcome with respect to such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

8. RESTATEMENT

  Subsequent to the issuance of the Company's consolidated financial statements for the quarter ended March 31, 1998, the Company's management in conjunction with PwC determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in connection with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items including manufacturer's development funds and accounts receivable. As a result, the accompanying consolidated financial statements as of March 31, 1998 and for the quarter then ended have been restated.

  A summary of the significant effects of the restatement are as follows:

                                                         THREE MOS. ENDED
                                                          MARCH 31, 1998
                                                     --------------------------
                                                          AS
                                                      PREVIOUSLY
                                                       REPORTED    AS RESTATED
                                                     ------------  ------------
Statement of Operations Data:
  Revenue........................................... $ 39,612,521  $ 36,381,371
  Cost of revenue...................................   23,908,488    24,797,956
  Gross profit......................................   15,704,033    11,583,415
  Operating expenses................................   14,535,109    22,389,974
  Loss from continuing operations...................      (93,028)  (12,068,291)
  Net loss..........................................   (3,371,176)  (15,346,439)
Statement of Cash Flows Data:
  Cash used by operating activities.................  (23,143,411)  (17,979,025)
  Cash provided (used) by investing activities......      933,068    (4,878,336)
  Cash provided (used) by financing activities......    7,515,295     7,417,295

                                 MARCH 31, 1998           DECEMBER 31, 1997
                            ------------------------- -------------------------
                                 AS                        AS
                             PREVIOUSLY                PREVIOUSLY
                              REPORTED   AS RESTATED    REPORTED   AS RESTATED
                            ------------ ------------ ------------ ------------
Balance Sheet Data:
  Accounts receivable,
   net..................... $ 35,503,661 $ 30,661,549 $ 32,699,249 $ 28,012,237
  Current assets...........   99,404,180   93,002,356  111,487,102  106,626,281
  Intangibles, net.........  225,677,905  234,425,658  222,536,934  235,506,706
  Total assets.............  364,643,703  363,415,082  360,502,826  368,301,077
  Deferred revenue.........   27,825,780   19,649,742   40,248,400   28,885,002
  Restructuring reserve....   22,729,069          --    23,943,070          --
  Current liabilities......   96,638,949   64,367,945  106,622,503   71,316,035
  Total liabilities........  247,513,702  215,242,698  257,497,256  222,190,788
  Total shareholders'
   equity..................  117,130,001  148,172,384  103,005,570  146,110,289

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESTATEMENT

  Subsequent to the filing with the Securities and Exchange Commission of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Company's management in conjunction with PwC determined that significant issues existed with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, the charge for acquired research and development in-process taken during the fourth quarter of 1997 as well as certain other items including manufacturer's development funds, discontinued operations and accounts receivable. The Company's investigation into these issues ultimately resulted in the restatement of the Company's financial results for the year ended 1997 and for the first and second quarters of 1998. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigations. (See Note 8 to the Company's consolidated financial statements.)

GENERAL

  The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company's common stock, no par value (the "Common Stock"), is listed on the NASDAQ National Market.

  SmarTalk provides convenient, easy-to-use and cost-effective telecommunications products and services to individuals and businesses primarily through the SmarTalk prepaid phone card (the "SmarTalk Card"). The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial and message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may be recharged with a major credit card by calling SmarTalk's customer service department or, in select retail locations, at point-of-sale, allowing the user to add minutes as needed.

  SmarTalk services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

  SmarTalk's revenue originates from: (i) SmarTalk branded, co-branded, and private label prepaid calling card sales through retailers; (ii) sales of cards through alternate distribution channels; (iii) recharges of existing prepaid calling cards; (iv) prepaid calling services provided to one of the Company's strategic partners, West Interactive Corporation ("WIC"); and (v) call processing services. The Company operates in a highly competitive market. Future revenues and earnings may be impacted by, among other factors, the Company's ability to address competition, its ability to sign new accounts, its ability to introduce new products such as its prepaid cellular product offering and its ability to integrate its operations successfully.

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

  Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk Cards sold by each retailer. Advertising consists primarily of trade, consumer and cooperative advertising ("co-op"). Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising materials and services.

  General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees and other general expenses including depreciation and amortization. Sales and use taxes for the SmarTalk platforms are incurred based on customer usage of long distance minutes which are processed through the Company's platforms.

  The Company completed the following acquisitions from January 1, 1997 to March 31, 1998 (the "Acquisitions"):

  American Express Telecom, Inc. On December 31, 1997, SmarTalk acquired American Express Telecom, Inc. ("Amex Telecom"), a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation, American Express Travel Service Offices ("AmEx TSO's"), and certain Foreign Exchange offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital, with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, American Express Travel Related Services Company, Inc. ("Amex TRS"). Additionally, SmarTalk purchased a profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to certain AmEx TSO's, distribution through the U.S. Postal Service and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement, Amex TRS agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997. The Company has recorded this amount as a reduction to the purchase price and a receivable of $2,570,000 at December 31, 1997.

  ConQuest Telecommunication Services Corp. On December 3, 1997, SmarTalk entered into an interim operating agreement with ConQuest Telecommunication Services Corp. ("ConQuest") which transferred all risks and rewards from ConQuest to SmarTalk. SmarTalk assumed responsibility for operating the ConQuest business and the employees of ConQuest became employees of SmarTalk on this date. On December 31, 1997, SmarTalk acquired 100% of ConQuest's outstanding common stock. In consideration for each outstanding share of ConQuest common stock, ConQuest stockholders received 7.63 shares of Common Stock (approximately 4.5 million shares of Common Stock in total). SmarTalk also assumed $6,139,679 of ConQuest's debt. Additionally, in connection with this acquisition SmarTalk paid $350,000 in cash in 1997 and issued
215,569 shares of Common Stock in January 1998 to obtain an agreement and mutual release from a group of individuals that had brought a lawsuit against ConQuest prior to the acquisition. ConQuest was a developer and marketer of prepaid calling cards and other enhanced telecommunication services and technology, including domestic and international calling services for the tour and travel industry. The acquisition of ConQuest added significantly to SmarTalk's technological infrastructure, customer base, platform operations and management infrastructure.

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

  GTI Telecom, Inc. On May 31, 1997, SmarTalk issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 (the "GTI Notes"), to purchase GTI Telecom, Inc. ("GTI"). $25,970,000 of the GTI Notes were repaid in September 1997 at $20,614,686. The difference of $5,355,314 was recorded as a reduction to goodwill. This acquisition expanded the Company's customer base and added human resource, technical and manufacturing infrastructure.

  SmarTel Communications, Inc. On May 28, 1997, SmarTalk acquired SmarTel Communications, Inc., a Delaware corporation ("SmarTel"), operating as a Boston based prepaid promotions phone card company, for 714,286 shares of Common Stock.

  USA Telecommunications Services, Inc. On March 23, 1998, SmarTalk acquired USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular card company, for 81,302 shares of Common Stock and $1,500,000 in cash.

  The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of the Acquisitions have been included in the Company's consolidated financial results since the date of acquisition.

                             RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 (AS RESTATED) COMPARED WITH QUARTER ENDED MARCH 31, 1997

  Revenue. Revenue increased to $36,381,371 for the quarter ended March 31, 1998 from $7,368,333 for the same period in 1997. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, the effect of the Acquisitions, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with WIC. Revenue attributable to the distribution and processing agreement was $4,509,588 for the quarter ended March 31, 1998 and $3,850,049 for the same period in 1997. In addition, 6.0% of total revenue for the quarter ended March 31, 1998 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 11.0% for the same period in 1997. Recharge revenue for the quarters ended March 31, 1998 and 1997 was $1,101,499 and $437,055, respectively.

  Cost of Revenue. Cost of revenue increased to $24,797,956 for the quarter ended March 31, 1998 from $4,760,748 for the same period in 1997. The increase was primarily attributable to greater use of the Company's services, the effect of the Acquisitions and an increase in taxes. The gross profit percentage for the quarter ended March 31, 1998 was 31.8% as compared to 35.4% for the same period in 1997. The gross margin percentage decreased primarily due to the decrease in breakage revenue which has minimal cost of revenues associated with it and the effect of the additional taxes.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $7,337,399 (20.2% of revenue) for the quarter ended March 31, 1998 from $2,545,414 (34.5% of revenue) for the same period in 1997. The increased dollar amount was primarily due to the effect of the Acquisitions and the continued expansion of the Company's marketing activities, which include co-op advertising, and promotional goods. In addition, the Company paid a major retailer $2.5 million for entering into a long term agreement. This amount was expensed during the quarter ended March 31, 1998. The decrease as a percentage of revenue was due to revenue growth in 1998.

  General and Administrative Expenses. General and administrative expenses increased to $15,052,575 (41.4% of revenue) for the quarter ended March 31, 1998 from $901,231 (12.2% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions, which included intangible assets amortization, depreciation expense, and the addition of personnel and costs associated with the growth in the Company's business.

  Interest Income and Expense. Net interest expense for the quarter ended March 31, 1998, was $1,261,732 as compared to net interest income of $528,763 for the same period in 1997. This was primarily due to interest expense on the Company's subordinated debt that was issued September 17, 1997. Interest expense for the quarter ended March 31, 1998 and the same period in 1997 included $224,774 and $0, respectively, of debt issue costs and amortization.

  Income Tax. The Company had losses for the quarter ended March 31, 1998 and the same period in 1997. Accordingly, there was no provision for income taxes.

  Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were estimated at 173,643,658 for the quarter ended March 31, 1998 as compared with 35,221,086 for the same period in 1997. PIN activations were estimated at 3,483,123 and 437,055 for the quarter ended March 31, 1998 and the same period in 1997, respectively. These increases were due to increased usage of the Company's services and the effect of the Acquisitions.

  Discontinued Operations. On February 28, 1998 (the "Board Resolution Date") the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Board Resolution Date have been classified as a loss from discontinued operations. The estimated loss from operations after the Board Resolution Date until the anticipated date of sale have been recorded as a loss on disposal of discontinued operations.

  Net Loss. As a result of the above items, net loss increased to $15,346,439 ($.70 per share) for the quarter ended March 31, 1998 from $310,297 ($.02 per share) for the same period in 1997.

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

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by SmarTalk upon the acquisition of ConQuest and had an outstanding balance of $7,291,575 at March 31, 1998. This credit facility was paid in full and terminated on April 27, 1998.

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. This credit facility was undrawn at March 31, 1998.

  Throughout 1997 to March 31, 1998, the Company has paid approximately $90,000,000 in cash, paid $21,144,686 for acquisition indebtedness and has issued approximately 8,700,000 shares of Common Stock for the Acquisitions, distribution and licensing agreements.

  From inception through March 31, 1998, the Company has funded operations primarily from borrowings under its debt agreements and the sale of its Common Stock. The Company's operating activities used net cash of $17,979,025 for the three months ended March 31, 1998. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the initial public offering in October 1996 and the Notes offering in September 1997. The following table sets forth selected financial data from the consolidated statements of cash flows. (As Restated-- See Note 8 to the company's consolidated financial statements.)

                                              CASH (USED IN) PROVIDED BY:
                                         ---------------------------------------
   QUARTER ENDED MARCH 31                 OPERATIONS    INVESTING     FINANCING
   ----------------------                ------------  ------------  -----------
   1998................................. $(17,979,025) $ (4,878,336) $ 7,417,295
   1997................................. $ (2,953,062) $    (96,423) $   574,296

  Working capital current assets and current liabilities are illustrated in the table below:

                                              CURRENT      CURRENT     WORKING
                                               ASSETS    LIABILITIES   CAPITAL
                                            ------------ ----------- -----------
   March 31, 1998.......................... $ 93,002,356 $64,367,945 $28,634,411
   December 31, 1997....................... $106,626,281 $71,316,035 $35,310,246

  As of March 31, 1998, the Company believed that the net proceeds from the Notes offering, together with existing sources of liquidity, would be sufficient to fund its capital expenditures, working capital, selected acquisitions, and other cash requirements through the next twelve months.

   As described in Note 8 to the Company's consolidated financial statements, the consolidated financial statements of the Company have been restated to reflect, among other things, a revaluation of the Company's accounts receivable. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to timely collect its accounts receivable. In the event that the Company is unable to collect such receivables in a timely fashion, the Company may be required to consider other financing sources, including the borrowing of additional funds or the issuance of additional debt or equity securities of the Company. There can be no assurance that the Company would be able to obtain such financing or that such financing would be on favorable terms.

IMPACT OF INFLATION

  SmarTalk does not consider inflation to have had a material impact on the results of operations for the three months ended March 31, 1998 and 1997.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The description of the Company's Legal Proceedings has changed substantially since the end of the period to which this Quarterly Report on Form 10-Q/A relates. The following is a description as of November 5, 1998.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits required by Item 601 of Regulation 8-K.
      10.1 Employment Agreement dated January 2, 1998 between SmarTalk TeleServices, Inc. and Jack Feingold./1/
      10.2 Employment Agreement dated March 5, 1998 between SmarTalk TeleServices, Inc. and Joseph Borocz./1/
      27.1 Financial Data Schedule
--------
(1) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended March 31, 1998, as originally filed.

  (b) Reports on Form 8-K

  SmartTalk filed a Form 8-K on January 15, 1998 pertaining to the consummation of the acquisition of ConQuest Telecommunication Services Corp. containing item number 2 and item 7(c) exhibits 2.1, 99.1 and 99.2.

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

                                          SmarTalk TeleServices, Inc.
                                          (Registrant)


                                          By: /s/ Wayne Wooddell
                                              _________________________________
                                              Wayne Wooddell
                                              Vice President and Chief Financial
                                              Officer
Date: November 6, 1998

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                     DESCRIPTION
 -------                                    -----------
 10.1
         Employment Agreement dated, January 2, 1998 between SmarTalk TeleServices, Inc.
         and Jack Feingold./1/
 10.2
         Employment Agreement dated March 5, 1998 between SmarTalk TeleServices, Inc. and
         Joseph Borocz./1/
 27.1    Financial Data Schedule

--------
(1) Incorporated by reference to SmarTalk's Quarterly Report on Form 10-Q for the period ended March 31, 1998, as originally filed.