Form 10-Q/A
period 1998-06-30
SMARTALK TELESERVICES INC
filed 1998-11-06
CIK 1018730

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

                                YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 1998:

                       Voting, No par value: 27,607,219

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

  On August 10, 1998, SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company") announced that the Company's management in conjunction with the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), would investigate certain matters with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997 as well as certain other items. The Company subsequently determined to review the charge for acquired research and development in-process taken during the fourth quarter of 1997. The Company's investigation into these issues ultimately resulted in the restatement of the Company's financial results for the year ended 1997 and for the first and second quarters of 1998 (See Note 9 to the Company's consolidated financial statements.)

  In addition, the Company has restructured its June 1997 acquisition of Worldwide Direct, Inc., a Framingham, Massachusetts based prepaid cellular communications company ("Worldwide"), to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the Company's financial results for the quarter ended June 30, 1998 include changes made to reflect the treatment of the acquisition of Worldwide using the purchase method of accounting.

  This Quarterly Report on Form 10-Q/A amends Items 1 and 2 of Part I and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q previously filed for the quarter ended June 30, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarter ended June 30, 1998. Financial statement information and related disclosures included in this amended filing reflect where appropriate, changes as a result of the restatement. Except as otherwise noted, information contained in this Quarterly Report is as of June 30, 1998.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    JUNE 30,      DECEMBER 31,
                                                      1998            1997
                                                 --------------- ---------------
                                                 (AS RESTATED -- (AS RESTATED --
                                                   SEE NOTE 9)     SEE NOTE 9)
                    ASSETS
Current assets:
  Cash and cash equivalents....................   $ 30,736,105    $ 62,900,673
  Trade accounts receivable (less allowance for
   doubtful accounts of $(7,794,785) and
   $1,482,206, respectively)...................     24,598,273      28,012,237
  Notes receivable.............................      4,383,017             --
  Receivable from American Express Company.....            --        2,570,000
  Inventories..................................      5,165,136       4,301,487
  Prepaid expenses.............................      1,979,386       1,377,844
  Other current assets.........................      7,383,035       7,464,040
                                                  ------------    ------------
   Total current assets........................     74,244,952     106,626,281
Non-current assets:
  Property and equipment, net..................     18,344,501      14,208,975
  Intangibles, net.............................    288,118,106     235,506,706
  Note receivable from ACMI, L.L.C., net.......            --        2,234,763
  Other non-current assets.....................     10,143,176       9,724,352
                                                  ------------    ------------
   Total assets................................   $390,850,735    $368,301,077
                                                  ============    ============
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................   $ 22,989,250    $ 15,081,532
  Deferred revenue.............................     22,338,200      28,885,002
  Accrued marketing costs......................      1,121,698       1,811,817
  Accrued interest payable.....................      2,735,232       2,615,480
  Other accrued expenses.......................     14,409,917       5,571,728
  Excise and sales tax payable.................      3,622,094       5,565,072
  Reserve for discontinued operations..........      1,035,000             --
  Accrued litigation settlement................            --        4,500,003
  Current portion of long-term debt............      5,089,217       7,285,401
                                                  ------------    ------------
   Total current liabilities...................     73,340,608      71,316,035
Long-term debt less current portion............    153,173,438     150,874,753
                                                  ------------    ------------
   Total liabilities...........................    226,514,046     222,190,788
Shareholders' equity:
  Preferred stock, no par value; authorized
   10,000,000 shares; no shares issued and
   outstanding.................................            --              --
  Common stock, no par value; authorized
   100,000,000 shares; issued and outstanding
   25,342,132 and 21,350,852 shares,
   respectively................................    241,522,173     178,670,477
  Accumulated deficit..........................    (77,267,694)    (32,703,998)
  Cumulative translation adjustment............         82,210         143,810
                                                  ------------    ------------
   Total shareholders' equity..................    164,336,689     146,110,289
                                                  ------------    ------------
   Total liabilities and shareholders' equity..   $390,850,735    $368,301,077
                                                  ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                          THREE MONTHS ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                          ---------------------------- ----------------------------
                              1998           1997          1998           1997
                          ------------  -------------- ------------  --------------
                              (AS                          (AS
                           RESTATED--   (AS RESTATED--  RESTATED--   (AS RESTATED--
                          SEE NOTE 9)    SEE NOTE 9)   SEE NOTE 9)    SEE NOTE 9)
Revenue.................  $ 42,927,385   $11,345,190   $ 79,308,756   $18,713,523
Cost of revenue.........    28,059,201     7,204,054     52,857,157    11,964,802
                          ------------   -----------   ------------   -----------
  Gross profit..........    14,868,184     4,141,136     26,451,599     6,748,721
Sales and marketing.....    25,755,318     2,996,050     33,092,717     5,541,464
General and
 administrative.........    16,900,296     2,906,363     31,952,871     3,807,594
                          ------------   -----------   ------------   -----------
  Operating loss........   (27,787,430)   (1,761,277)   (38,593,989)   (2,600,337)
Interest income.........     1,245,017       580,761      2,387,328     1,109,524
Interest expense........    (2,492,887)     (224,748)    (4,896,930)     (224,748)
Loss on disposal of
 asset..................      (431,957)          --        (431,957)          --
                          ------------   -----------   ------------   -----------
Loss from continuing
 operations before
 income taxes...........   (29,467,257)   (1,405,264)   (41,535,548)   (1,715,561)
Provision for income
 taxes..................           --            --             --            --
                          ------------   -----------   ------------   -----------
Loss from continuing
 operations.............   (29,467,257)   (1,405,264)   (41,535,548)   (1,715,561)
                          ------------   -----------   ------------   -----------
Discontinued operations:
  Loss from discontinued
   operations to the
   Board Resolution
   Date.................           --            --        (578,148)          --
  Income (Loss) from the
   Board Resolution Date
   to the date of
   disposal of
   discontinued
   operations...........       250,000           --      (2,450,000)          --
                          ------------   -----------   ------------   -----------
Net loss................  $(29,217,257)  $(1,405,264)  $(44,563,696)  $(1,715,561)
                          ============   ===========   ============   ===========
Per share loss--basic
 and diluted:
  Continuing operations.  $      (1.27)  $      (.10)  $      (1.84)  $      (.13)
  Discontinued
   operations...........           .01           --            (.13)          --
                          ------------   -----------   ------------   -----------
  Total ................  $      (1.26)  $      (.10)  $      (1.97)  $      (.13)
                          ============   ===========   ============   ===========
Weighted average number
 of shares..............    23,240,455    13,940,285     22,574,640    13,421,860
                          ============   ===========   ============   ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                              COMMON STOCK                                  CUMULATIVE
                         -----------------------    STOCK     ACCUMULATED   TRANSLATION
                           SHARES      AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                         ---------- ------------ ------------ ------------  ----------- ------------
December 31, 1995.......  8,824,834 $    315,000  $(300,000)  $ (1,394,774)  $    --    $ (1,379,774)
  Issuance of subscribed
   shares...............        --           --     300,000            --         --         300,000
  Purchase of assets of
   related entity.......        --           --         --      (2,464,028)       --      (2,464,028)
  Compensation under
   stock options issued.        --        24,000        --             --         --          24,000
  Proceeds from sale of
   stock, net of costs..  4,000,000   50,439,595        --             --         --      50,439,595
  Stock options
   exercised............      4,625        8,186        --             --         --           8,186
  Net loss..............        --           --         --      (3,112,548)       --      (3,112,548)
                         ---------- ------------  ---------   ------------   --------   ------------
December 31, 1996....... 12,829,459   50,786,781        --      (6,971,350)       --      43,815,431
  Stock options
   exercised............    227,398      851,485        --             --         --         851,485
  Distribution
   agreement............    330,205    7,596,093        --             --         --       7,596,093
Acquisitions:
  ConQuest
   Telecommunication
   Services Corp........  4,488,935   71,917,228        --             --         --      71,917,228
  GTI Telecom, Inc......  2,580,001   34,259,820        --             --         --      34,259,820
  SmarTel
   Communications, Inc..    714,286    9,494,290        --             --         --       9,494,290
  Cardinal Voicecard
   Limited..............    115,000    2,170,625        --             --         --       2,170,625
  Frontier Selected
   Assets...............     65,568    1,594,155        --             --         --       1,594,155
  Cumulative translation
   adjustment...........        --           --         --             --     143,810        143,810
  Net loss..............        --           --         --     (25,732,648)       --     (25,732,648)
                         ---------- ------------  ---------   ------------   --------   ------------
December 31, 1997 (As
 Restated--See Note 9).. 21,350,852  178,670,477        --     (32,703,998)   143,810    146,110,289
  Licensing agreement...    100,000    3,056,300        --             --         --       3,056,300
  USA Telecommunication
   Services, Inc.
   acquisition..........     81,302    2,500,037        --             --         --       2,500,037
  Litigation settlement.    215,569    4,500,003        --             --         --       4,500,003
  Stock options
   exercised............    779,409    7,692,803        --             --         --       7,692,803
  SmarTel Communications
   release..............    100,000    1,606,000        --             --         --       1,606,000
  Worldwide Direct, Inc.
   acquisition..........  2,715,000   43,496,553        --             --         --      43,496,553
  Cumulative translation
   adjustment...........        --           --         --             --     (61,600)      (61,600)
  Net loss..............        --           --         --     (44,563,696)       --    (44,563,696)
                         ---------- ------------  ---------   ------------   --------   ------------
June 30, 1998 (As
 Restated--See Note 9).. 25,342,132 $241,522,173  $     --    $(77,267,694)  $ 82,210   $164,336,689
                         ========== ============  =========   ============   ========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                      1998           1997
                                                 -------------- --------------
                                                 (AS RESTATED-- (AS RESTATED--
                                                  SEE NOTE 9)    SEE NOTE 9)
Cash flows from operating activities:
 Net loss.......................................  $(44,563,696)  $ (1,715,561)
Adjustments to reconcile net loss to net cash
 used by operating activities:
 Depreciation...................................     3,318,181        158,342
 Amortization...................................    11,549,938        682,934
 Discontinued operations........................     1,035,000            --
 Provision for obsolete inventory...............     2,065,556            --
 MDF impairment write-off.......................     7,261,219            --
 Provision for bad debts........................     9,782,272            276
 Loss on disposal of fixed assets...............       431,957            --
 Sublease termination fee.......................           --        (325,810)
 Changes in assets and liabilities, which
  increase (decrease) cash:
  Accounts receivable...........................   (11,399,000)    (2,140,172)
  Inventories...................................    (2,281,328)      (130,114)
  Receivable from related party.................     2,570,000            --
  Prepaid expenses..............................      (408,214)    (1,721,609)
  Other current assets..........................     2,478,964        748,843
  Other non-current assets......................    (3,775,083)      (362,879)
  Accounts payable..............................     4,411,228       (738,997)
  Deferred revenue..............................    (8,205,432)       502,940
  Accrued marketing costs.......................      (690,119)      (136,931)
  Accrued interest..............................       119,752            --
  Other accrued expenses........................     8,324,201        329,155
  Excise and sales tax payable..................    (1,942,978)           --
                                                  ------------   ------------
 Net cash used by operating activities..........   (19,917,582)    (4,849,583)
                                                  ------------   ------------
Cash flows from investing activities:
 Cash paid for acquisitions, net of cash
  acquired......................................    (4,007,976)    (1,623,342)
 Proceeds from sale of discontinued operations..     1,000,000            --
 Repayment of ACMI, L.L.C. note receivable......     1,000,000            --
 Capital expenditures...........................    (6,905,228)      (475,182)
 License fee....................................    (3,000,000)           --
                                                  ------------   ------------
 Net cash used by investing activities..........   (11,913,204)    (2,098,524)
                                                  ------------   ------------
Cash flows from financing activities:
 Stock options exercised........................     7,692,803        594,093
 Repayment of note payable to WorldCom..........           --      (6,383,691)
 Repayment of long-term debt....................      (652,874)           --
 Capital lease payments.........................      (105,094)           --
 Repayment of Star Bank Line of Credit..........    (7,193,575)           --
 Payment on Century Bank Line of Credit.........       (13,442)           --
                                                  ------------   ------------
 Net cash used by financing activities..........      (272,182)    (5,789,598)
                                                  ------------   ------------
Effect of currency exchange rate................       (61,600)           --
                                                  ------------   ------------
Decrease in cash and cash equivalents...........   (32,164,568)   (12,737,705)
Cash and cash equivalents at beginning of
 period.........................................    62,900,673     44,830,487
                                                  ------------   ------------
Cash and cash equivalents at end of period......  $ 30,736,105   $ 32,092,782
                                                  ============   ============
Supplemental disclosure of cash flow
 information:
 Cash paid for interest.........................  $  4,313,583   $      3,915
                                                  ------------   ------------
 Issuance of stock for acquisitions.............  $ 47,602,590   $ 43,754,110
                                                  ============   ============
 Issuance of debt for acquisitions..............  $  5,500,000   $ 26,500,000
                                                  ============   ============
 Debt assumed at acquisition....................  $  2,567,486   $  6,383,691
                                                  ============   ============
 Issuance of stock for litigation settlement....  $  4,500,003   $        --
                                                  ============   ============
 Issuance of stock for licensing agreement......  $  3,056,300   $        --
                                                  ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF INTERIM PRESENTATION

  The accompanying interim period consolidated financial statements are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission, and include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the periods indicated; which, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements, as restated, and the notes thereto for the year ended December 31, 1997 and other information included in SmarTalk TeleServices, Inc.'s (the "Company") Form 10-K, as amended, and Forms 8-K, as filed with the Securities and Exchange Commission.

  On August 10, 1998, the Company announced that the Company's management in conjunction with PricewaterhouseCoopers LLP ("PwC") would investigate certain matters with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997 as well as certain other items. The Company subsequently determined to review the charge for acquired research and development in-process taken during the fourth quarter of 1997. As a result of the Company's investigation into these issues, the accompanying interim period consolidated financial statements as of June 30, 1998 and for the quarter then ended have been restated. (See Note 9 to the Company's consolidated financial statements.)

  In addition, the Company has restructured its June 1997 acquisition of Worldwide Direct, Inc., a Framingham, Massachusetts based prepaid cellular communications company ("Worldwide"), to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the Company's financial results for the quarter ended June 30, 1998 include changes made to reflect the treatment of the acquisition of Worldwide using the purchase method of accounting.

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

  Summarized financial information for the discontinued operations is as follows:

                                                               FOR THE PERIOD
                                                             JANUARY  1, 1998 TO
                                                                JUNE 12, 1998
                                                             -------------------
                                                               (AS RESTATED--
                                                                 SEE NOTE 9)
       Revenues.............................................     $10,065,127
       Loss before income taxes.............................       3,028,148
       Net loss.............................................       3,028,148
                                                             AS OF JUNE 12, 1998
                                                             -------------------
                                                               (AS RESTATED--
                                                                 SEE NOTE 9)
       Current assets.......................................     $ 5,502,442
       Total assets.........................................      20,502,442
       Current liabilities..................................         434,447
       Total liabilities....................................         434,447
                                                                 -----------
       Net assets of discontinued operations................     $20,067,995
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

4. ACQUISITIONS

  On March 23, 1998, the Company acquired USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular card company, for 81,302 shares of common stock and $1,500,000 in cash. This acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business are included in the Company's consolidated results since the date of acquisition.

  On April 30, 1998, the Company acquired the outstanding shares of Canada Telecom Network, Inc., a Montreal, Quebec, Canada based prepaid calling card company, for $3,000,000 in cash and $5,500,000 in a subordinated, 7.5% per annum note which matures April 30, 2000. This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated results since the date of acquisition.

  On June 10, 1998, the Company acquired the outstanding stock of Worldwide for 2,715,000 shares of Common Stock. The Company has restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition required the use of the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated results since the date of acquisition.

  The following unaudited pro forma summary presents the Company's combined results as if the 1998 acquisitions occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods.

                                                THREE MOS. ENDED SIX MOS. ENDED
                                                 JUNE 30, 1998   JUNE 30, 1998
                                                ---------------- --------------
                                                 (AS RESTATED--  (AS RESTATED--
                                                  SEE NOTE 9)     SEE NOTE 9)
       Revenue.................................   $ 49,440,886    $ 90,778,722
                                                  ============    ============
       Net loss from continuing operations.....   $(30,283,463)   $(43,742,821)
                                                  ============    ============
       Net loss per share from continuing
        operations--basic and diluted..........   $      (1.19)   $      (1.75)
                                                  ============    ============

  The following unaudited pro forma summary presents the Company's combined results as if the 1997 acquisitions, as referenced in the Company's Form 10-K/A for the year ended December 31, 1997, occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods.

                                                 THREE MOS. ENDED SIX MOS. ENDED
                                                  JUNE 30, 1997   JUNE 30, 1997
                                                 ---------------- --------------
                                                  (AS RESTATED--  (AS RESTATED--
                                                   SEE NOTE 9)     SEE NOTE 9)
       Revenue..................................   $38,748,341     $ 75,824,550
                                                   ===========     ============
       Net loss.................................   $(9,351,384)    $(17,902,981)
                                                   ===========     ============
       Net loss per share--basic and diluted....   $      (.44)    $       (.84)
                                                   ===========     ============

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

7. DIVIDENDS

  There were no dividends declared or paid during the six months ended June 30, 1998 or 1997.

8. SUBSEQUENT EVENTS

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

  Since July 23, 1998, 19 putative class actions have been filed against the Company and certain current and former members of its management and board of directors in state and Federal courts alleging violations of state and Federal securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of certain classes of persons who purchased the Company's securities during periods between May 1997 and August 1998. The complaints generally allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings. Although the Company intends to defend against these lawsuits vigorously, it is not feasible to predict or determine the final outcome of these proceedings at this time. An unfavorable outcome with respect to such proceedings could have a material adverse effect on the Company's financial condition and results of operations.

9. RESTATEMENT

  On August 10, 1998, SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company") announced that the Company's management in conjunction with the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), would investigate certain matters with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997 as well as certain other items. The Company subsequently determined to review the charge for acquired research and development in-process taken during the fourth quarter of 1997. As a result of the Company's investigation into these issues, the accompanying consolidated financial statements as of June 30, 1998 and for the quarter and six months then ended have been restated.

  In addition, the Company has restructured its June 1997 acquisition of Worldwide to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the Company's financial results for the quarter ended June 30, 1998 include changes made to reflect the treatment of the acquisition of Worldwide using the purchase method of accounting.

  A summary of the significant effects of the restatement are as follows:

                             THREE MOS. ENDED          THREE MOS. ENDED            SIX MOS. ENDED            SIX MOS. ENDED
                              JUNE 30, 1998              JUNE 30, 1997             JUNE 30, 1998              JUNE 30, 1997
                         -------------------------  ------------------------  -------------------------  ------------------------
                             AS                         AS                        AS                         AS
                         PREVIOUSLY        AS       PREVIOUSLY       AS       PREVIOUSLY        AS       PREVIOUSLY       AS
                          REPORTED      RESTATED     REPORTED     RESTATED     REPORTED      RESTATED     REPORTED     RESTATED
                         -----------  ------------  -----------  -----------  -----------  ------------  -----------  -----------
Statement of Operations
 Data:
 Revenue..........       $51,830,277  $ 42,927,385  $11,796,890  $11,345,190  $94,235,441  $ 79,308,756  $19,165,223  $18,713,523
 Cost of revenue..        29,200,682    28,059,201    7,204,054    7,204,054   54,761,037    52,857,157   11,964,802   11,964,802
 Gross profit.....        22,629,595    14,868,184    4,592,836    4,141,136   39,474,404    26,451,599    7,200,421    6,748,721
 Operating
  expenses........        18,244,063    42,655,614    5,615,194    5,902,413   36,925,209    65,045,588    9,061,839    9,349,058
 Income (loss)
  from continuing
  operations......         1,918,659   (29,467,257)    (666,345)  (1,405,264)  (1,215,495)  (41,535,548)    (976,642)  (1,715,561)
 Net income
  (loss)..........         2,168,659   (29,217,257)    (666,345)  (1,405,264)  (4,243,643)  (44,563,696)    (976,642)  (1,715,561)
Statement of Cash
 Flows Data:
 Cash provided
  (used) by
  operating
  activities......         3,838,700     1,938,557   (1,896,521)  (1,896,521) (19,304,711)  (19,917,582)  (4,849,583)  (4,849,583)
 Cash used by investing
  activities......       (15,687,974)   (7,034,868)  (2,002,101)  (2,002,101) (14,754,906)  (11,913,204)  (2,098,524)  (2,098,524)
 Cash (used)
  provided by
  financing
  activities......        (4,733,136)   (7,689,477)  (6,363,894)  (6,363,894)   2,782,159      (272,182)  (5,789,598)  (5,789,598)
                              JUNE 30, 1998            DECEMBER 31, 1997
                         -------------------------  ------------------------
                             AS                         AS
                         PREVIOUSLY        AS       PREVIOUSLY
                          REPORTED      RESTATED     REPORTED    AS RESTATED
                         -----------  ------------  -----------  -----------
Balance Sheet
 Data:
 Trade accounts
  receivable, net.       $45,934,488  $ 24,598,273  $32,699,249  $28,012,237
 Current assets...       114,921,082    74,244,952  111,487,102  106,626,281
 Intangibles, net.       229,530,054   288,118,106  222,536,934  235,506,706
 Total assets.....       381,721,252   390,850,735  360,502,826  368,301,077
 Deferred revenue.        29,455,088    22,338,200   40,248,400   28,885,002
 Restructuring reserve.   22,008,229           --    23,943,070          --
 Current
  liabilities.....       108,148,692    73,340,608  106,622,503   71,316,035
 Total
  liabilities.....       259,274,511   226,514,046  257,497,256  222,190,788
 Total shareholders'
  equity..........       122,446,741   164,336,689  103,005,570  146,110,289

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

RESTATEMENT

  On August 10, 1998, the Company announced that the Company's management in conjunction with PwC would investigate certain matters with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997 as well as certain other items. The Company subsequently determined to review the charge for acquired research and development in-process taken during the fourth quarter of 1997. The Company's investigation into these issues ultimately resulted in the restatement of the Company's financial results for the year ended 1997 and the first and second quarters of 1998. The financial information contained herein has been restated to incorporate all relevant information obtained from the aforementioned investigations. (See Note 9 to the Company's condensed consolidated financial statements.)

  In addition, the Company has restructured its acquisition of Worldwide Direct, Inc. ("Worldwide") to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the Company's financial results for the quarter ended June 30, 1998 include changes made to reflect the treatment of the acquisition of Worldwide using the purchase method of accounting.

GENERAL

  The Company was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company's common stock, no par value (the "Common Stock"), is listed on the NASDAQ National Market.

  SmarTalk provides convenient, easy-to-use and cost-effective telecommunications products and services to individuals and businesses primarily through the SmarTalk prepaid phone card (the "SmarTalk Card"). The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial and message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may be recharged with a major credit card by calling SmarTalk's customer service department or, in select retail locations, at point of sale, allowing the user to add minutes as needed.

  SmarTalk services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

  SmarTalk's revenue originates from: (i) SmarTalk and co-branded prepaid calling cards sold through retailers; (ii) recharges on existing calling cards; (iii) cards sold for promotional marketing campaigns; (iv) corporate sales to businesses; (v) prepaid calling card services provided to one of the Company's strategic partners, West Interactive Corporation ("WIC"); (vi) call processing; (vii) sales of prepaid cellular phones, accessories and services; and (viii) sales commissions from postpaid cellular activations. The Company operates in a highly competitive market. Future revenues and earnings may be impacted by, among other factors, the Company's ability to address competition, its ability to sign new accounts, its ability to introduce new products, such as its prepaid cellular product offering and its ability to integrate its operations successfully.

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

   Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk Cards sold by each retailer. Advertising consists primarily of trade, consumer, cooperative advertising ("co-op"). Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising materials and services.

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

  The Company completed the following acquisitions from January 1, 1997 to June 30, 1998 (the "Acquisitions"):

  Worldwide Direct, Inc. On June 10, 1998, SmarTalk acquired the outstanding stock of Worldwide for 2,715,000 shares of Common Stock. The Company has restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition required the use of the purchase method of accounting and the results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

  Canada Telecom Networks Inc. On April 30, 1998, SmarTalk acquired the outstanding shares of Canada Telecom Network Inc. ("CTN") for $3,000,000 in cash and $5,500,000 in a subordinated 7.5% note which matures April 30, 2000. The note is payable in 24 monthly blended installments of principal and interest.

  USA Telecommunications Services, Inc. On March 23, 1998, SmarTalk acquired USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina-based prepaid cellular card company for $1,500,000 in cash and 81,302 shares of Common Stock.

  American Express Telecom, Inc. On December 31, 1997, SmarTalk acquired American Express Telecom, Inc. ("Amex Telecom") a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation, American Express Travel Service Offices ("AmEx TSOs"), and certain foreign exchange offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital, with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, American Express Travel Related Services Company, Inc. ("Amex TRS"). Additionally, SmarTalk purchased a profit and cost sharing agreement between Amex Telecom and the U.S. Postal Service. The Amex Telecom acquisition secured for SmarTalk distribution rights to certain AmEx TSOs, distribution through the U.S. Postal Service and the National Park Foundation and an agreement with American Express to be the exclusive provider of a co-branded prepaid calling card for American Express. In addition, SmarTalk was granted exclusive access to the American Express point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement Amex TRS agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997.

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

  SmarTel Communications, Inc. On May 28, 1997, the Company acquired SmarTel Communications, Inc. ("SmarTel"), a Boston-based prepaid promotions phone card company, for 714,286 shares of Common Stock.

  The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of the Acquisitions have been included in the Company's consolidated financial results since the date of acquisition.

                             RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 (AS RESTATED) COMPARED WITH QUARTER ENDED JUNE 30, 1997

  Revenue. Revenue increased to $42,927,385 for the quarter ended June 30, 1998 from $11,345,190 for the same period in 1997. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, the effect of the Acquisitions, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with WIC. Revenue attributable to the distribution and processing agreement was $4,390,939 for the quarter ended June 30, 1998 and $4,769,342 for the same period in 1997. In addition, 2.3% of total revenue for the quarter ended
June 30, 1998 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to 5.2% for the same period in 1997. Recharge revenue for the quarters ended June 30, 1998 and 1997 was $2,198,338 and $745,667, respectively.

  Cost of Revenue. Cost of revenue increased to $28,059,201 for the quarter ended June 30, 1998 from $7,204,054 for the same period in 1997. The substantial increase was primarily attributable to greater use of the Company's services, the effect of the Acquisitions and an increase in taxes. The gross profit percentage for the quarter ended June 30, 1998 was 34.6% as compared to 36.5% for the same period in 1997. The gross margin percentage decreased primarily due to the decrease in breakage revenue which has minimal cost of revenues associated with it and the effect of the additional taxes.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $25,755,318 (60.0% of revenue) for the quarter ended June 30, 1998 from $2,996,050 (26.4% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was due to the effect of the Acquisitions and the continued expansion of the Company's marketing activities, which include co-op advertising, consumer advertising, manufacturer's development funds and promotional goods. In addition, the Company revised its evaluation relating to the allowance for uncollectible accounts receivable and increased this allowance as well as wrote off accounts receivable in the aggregate amount of $10.9 million at June 30, 1998. For the quarter ended June 30, 1998, the Company recorded a charge of $7.3 million relating to certain manufacturer's development funds that had become permanently impaired in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of."

  General and Administrative Expenses. General and administrative expenses increased to $16,900,296 (39.4% of revenue) for the quarter ended June 30, 1998 from $2,906,363 (25.6% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions, which included intangible assets and goodwill amortization, depreciation expense and the addition of personnel and costs associated with the growth in the Company's business.

  Interest Income and Expense. Net interest expense for the quarter ended June 30, 1998, was $1,247,870 as compared to net interest income of $356,013 for the same period in 1997. This was primarily due to interest expense on the Company's subordinated debt that was issued September 17, 1997. Interest expense for the quarter ended June 30, 1998 and the same period in 1997 included $228,650 and $0, respectively, of debt issue costs and amortization.

  Income Tax. The Company had losses for the quarter ended June 30, 1998 and the same period in 1997. Accordingly, there was no provision for income taxes.

  Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were estimated at 205,365,484 for the quarter ended June 30, 1998 as compared to 54,824,541 for the quarter ended June 30, 1997. PIN activations were estimated at 4,391,777 and 693,447 for the quarters ended June 30, 1998 and 1997, respectively. These increases were due to increased usage of the Company's services and the effect of the Acquisitions.

  Discontinued Operations. On February 28, 1998 (the "Board Resolution Date"), the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Board Resolution Date have been classified as a loss from discontinued operations. The estimated loss from operations after the Board Resolution Date until the date of sale have been recorded as a loss on disposal of discontinued operations. This estimate was decreased by $250,000 in the quarter ended June 30, 1998.

  Net Loss. As a result of the above items, net loss increased to $29,217,257 ($1.26 per share) for the quarter ended June 30, 1998 from $1,405,264 ($.10 per share) for the same period in 1997.

SIX MONTHS ENDED JUNE 30, 1998 (AS RESTATED) COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

  Revenue. Revenue increased to $79,308,756 for the six months ended June 30, 1998 from $18,713,523 for the same period in 1997. The substantial increase in revenue reflects an increase in usage of SmarTalk services by users of the SmarTalk Card, the effect of the Acquisitions, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and revenue attributable to a distribution and processing agreement entered into on June 1, 1996 with WIC. Revenue attributable to the distribution and processing agreement was $8,951,486 and $8,619,391 for the six months ended June 30, 1998 and the same period in 1997, respectively. In addition, 4.0% of total revenue for the six months ended June 30, 1998 consisted of breakage revenue as compared to 5.0% for the same period in 1997. Recharge revenue was $2,055,929 and $1,182,722 for the six months ended June 30, 1998 and the same period in 1997, respectively.

  Cost of Revenue. Cost of revenue increased to $52,857,157 for the six months ended June 30, 1998 from $11,964,802 for the same period in 1997. The increase was primarily attributable to greater use of the Company's services, the effect of the Acquisitions, and an increase in taxes. The gross profit percentage for the six months ended June 30, 1998 was 33.4% as compared to 36.1% for the same period in 1997. The gross margin percentage decreased primarily due to the decrease in breakage revenue which has minimal cost of revenue associated with it and the effect of the additional taxes.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $33,092,717 (41.7% of revenue) for the six months ended June 30, 1998 from $5,541,464 (29.6% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions and the continued expansion of the Company's marketing activities, which include co-op, consumer advertising, manufacturer's development funds and promotional goods. [The Company also paid a major retailer $2.5 million for entering into a long term agreement. This amount was expensed during the quarter ended March 31, 1998.] In addition, the Company, in connection with the restatement of its financial statements for the period ended June 30, 1998, reassessed the collectibility of certain accounts receivable as of June 30, 1998. In connection with such reassessment, the Company revised its evaluation relating to the allowance for uncollectible accounts receivable and increased this allowance as well as wrote off accounts receivable in the aggregate amount of $10.9 million at June 30, 1998.

  General and Administrative Expenses. General and administrative expenses increased to $31,952,871 (40.3% of revenue) for the six months ended June 30, 1998 from $3,807,594 (20.3% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions, which includes intangible assets and goodwill amortization, depreciation expense, and the addition of personnel and costs associated with the growth of the Company's business.

  Interest Income and Expense. Net interest expense for the six months ended June 30, 1998 was $2,509,602 as compared to net interest income of $884,776 for the same period in 1997. This was primarily due to interest expense on the Company's subordinated debt that was issued September 17, 1997. Interest expense for the quarter ended June 30, 1998 and the same period in 1997 included $453,434 and $0, respectively, of debt issue costs and amortization.

  Income Tax. The Company had losses for the six months ended June 30, 1998 and the same period in 1997. Accordingly, there was no provision for income taxes.

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

  Discontinued Operations. On the Board Resolution Date, SmarTalk's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. The call center operations up to the Board Resolution Date have been classified as a loss from discontinued operations. The estimated loss from operations after the Board Resolution Date until the date of sale has been recorded as a loss on disposal of discontinued operations. This estimate was decreased by $250,000 in the quarter ended June 30, 1998.

  Net Loss. As a result of the above items, net loss increased to $44,563,696 ($1.97 per share) for the six months ended June 30, 1998 as compared to $1,715,561 ($.13 per share) for the same period in 1997.

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

  On September 17, 1997, SmarTalk issued 5 3/4% per annum convertible subordinated notes due September, 2004, in an aggregate principal amount of $150,000,000 (the "Notes"). The net proceeds to SmarTalk from the Notes offering (after deducting the underwriting discounts and other expenses) was $144,946,319. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998.

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by SmarTalk upon the acquisition of ConQuest and had an outstanding balance of $7,193,575 at April 27, 1998. This credit facility was paid in full and terminated on April 27, 1998.

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. This credit facility was undrawn at June 30, 1998.

  Throughout 1997 to June 30, 1998, the Company has paid approximately $96,000,000 in cash, paid $26,644,686 for acquisition indebtedness and has issued approximately 12,500,000 shares of Common Stock for the Acquisitions, distribution and licensing agreements.

  From inception through June 30, 1998, the Company has funded operations primarily from borrowings under its debt agreements and the sale of Common Stock. The Company's operating activities used net cash of $19,917,582 for the six months ended June 30, 1998. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the initial public offering in October 1996 and the Notes offering in September 1997. The following table sets forth selected financial data from the consolidated statements of cash flows. (As Restated--See Note 9 to the Company's consolidated financial statements.)

                                            CASH (USED IN) PROVIDED BY:
                                       ---------------------------------------
   SIX MONTHS ENDED JUNE 30,            OPERATIONS    INVESTING     FINANCING
   -------------------------           ------------  ------------  -----------
   1998............................... $(19,917,582) $(11,913,204) $  (272,182)
   1997............................... $ (4,849,583) $ (2,098,524) $(5,789,598)

  Working capital, current assets and current liabilities are illustrated in the table below:

                                         CURRENT       CURRENT       WORKING
                                          ASSETS     LIABILITIES     CAPITAL
                                       ------------  ------------  -----------
   June 30, 1998...................... $ 74,244,952  $ 73,340,608  $   904,344
   December 31, 1997.................. $106,626,281  $ 71,316,035  $35,310,246

  As of June 30, 1998, the Company believed that the net proceeds from the Notes offering, together with existing sources of liquidity, would be sufficient to fund its capital expenditures, working capital, selected acquisitions, and other requirements through the next twelve months.

  As described in Note 9 to the Company's consolidated financial statements, the consolidated financial statements of the Company have been restated to reflect, among other things, a revaluation of the Company's accounts receivable. The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to timely collect its accounts receivable. In the event that the Company is unable to collect such receivables in a timely fashion, the Company may be required to consider other financing sources, including the borrowing of additional funds or the issuance of additional debt or equity securities of the Company. There can be no assurance that the Company would be able to obtain such financing or that such financing would be on favorable terms.

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

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

      27.1 Financial Data Schedule

  (b) Reports on Form 8-K.

      SmarTalk filed a Form 8-K on June 10, 1998 pertaining to the consummation of the acquisition of Worldwide Direct, Inc. containing item 2 and item 7(c) exhibits 2.1 and 99.1.

      SmarTalk filed a Form 8-K on July 8, 1998 pertaining to the consummation of a subscription agreement between SmarTalk and Fletcher International Limited, containing item 5 and item 7(c) exhibits 99.1 and 99.2.

      SmarTalk filed a Form 8-K on August 13, 1998 pertaining to its press release dated August 10, 1998, containing item 5 and item 7(c) exhibit 99.1.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Smartalk Teleservices, Inc.
                                          (Registrant)

                                                 /s/ Wayne Wooddell
                                          -------------------------------------
                                          Wayne Wooddell
                                          Vice President and Chief Financial
                                           Officer
Date: November 6, 1998

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                                     DESCRIPTION
 -------                                    -----------
 27.1                                  Financial Data Schedule