Form 10-Q
period 1998-09-30
SMARTALK TELESERVICES INC
filed 1998-11-16
CIK 1018730

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1998            Commission File No. 0-21579

                          SMARTALK TELESERVICES, INC.

                               ------------------
Incorporated under the                              IRS Employer Identification
  laws of California(1)                                   No. 95-4502740


                          5080 TUTTLE CROSSING BLVD.
                            DUBLIN, OHIO 43016-3566
                            TELEPHONE: 614-789-8500

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock: Voting, No par value 27,607,379, as of November 9, 1998.

--------
(1) A proposal to effect the reincorporation of SmarTalk TeleServices, Inc. from California to Delaware was approved by the shareholders of the Company on December 31, 1997. Accordingly, subject to receipt of requisite regulatory approval, the Company's state of incorporation will change from California to Delaware and the Company will be a Delaware corporation.

              RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO
                              CERTAIN INFORMATION

  On August 10, 1998, SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company") announced that the Company's management in conjunction with the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), would investigate certain matters with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997, and certain other items, including the charge for acquired research and development in-process taken during the fourth quarter of 1997. The Company's investigation into these issues ultimately resulted in the restatement of the Company's financial results for the year ended 1997 and for the first and second quarters of 1998 (see Note 8 to the Company's consolidated financial statements included herein). The Company's interim period consolidated financial statements accompanying this Quarterly Report on Form 10-Q have been prepared in accordance with the accounting treatment changes made as a result of the restatement. In addition, the consolidated financial statements for the period ended September 30, 1997 contained herein have been adjusted (see Note 9 to the Company's consolidated financial statements).

  This Quarterly Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "target," "estimate," "may," "will," "expect," "plan," "project" or "continue" or the negative thereof or other variations thereon or similar terminology. Such statements are based on information available to management as of the time of such statements and relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, including risks related to the highly competitive market in which the Company operates; the need to attract and retain qualified management personnel; uncertainty in consumer acceptance of the Company's products and services, including its prepaid cellular product; possible difficulty in obtaining acceptable financing for the Company's continued expansion; and difficulty in integrating the Company's operations acquired primarily through acquisitions. These and other risks, uncertainties and assumptions identified from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation, its annual reports on Forms 10-K and 10K/A and its quarterly reports on Forms 10-Q and 10Q/A could cause the Company's future results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Many of such factors are beyond the Company's ability to control or predict. These forward-looking statements speak only as of the date for which they are made. The Company disclaims any intent or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    SEPTEMBER 30,  DECEMBER 31,
                                                        1998           1997
                                                    -------------  -------------
                                                                   (AS RESTATED-
                                                                    SEE NOTE 8)
                      ASSETS
Current assets:
  Cash and cash equivalents.......................  $ 18,516,643   $ 62,900,673
  Trade accounts receivable (less allowance for
   doubtful accounts of $6,415,187 and $1,482,206,
   respectively)..................................    33,301,700     28,012,237
  Notes receivable................................     4,383,112            --
  Receivable from American Express Company........           --       2,570,000
  Inventories.....................................    12,337,893      4,301,487
  Prepaid expenses................................     2,435,682      1,377,844
  Other current assets............................     5,840,074      7,464,040
                                                    ------------   ------------
   Total current assets...........................    76,815,104    106,626,281
Non-current assets:
  Property and equipment, net.....................    20,569,512     14,208,975
  Intangibles, net................................   297,319,966    235,506,706
  Note Receivable from ACMI, L.L.C., net..........           --       2,234,763
  Other non-current assets........................    11,596,729      9,724,352
                                                    ------------   ------------
   Total assets...................................  $406,301,311   $368,301,077
                                                    ============   ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................  $ 26,392,035   $ 15,081,532
  Deferred revenue................................    20,604,410     28,885,002
  Accrued marketing costs.........................       468,484      1,811,817
  Accrued interest payable........................       511,564      2,615,480
  Other accrued expenses..........................    16,107,875      5,571,728
  Excise and sales tax payable....................     2,224,704      5,565,072
  Reserve for discontinued operations.............     1,035,000            --
  Accrued litigation settlement...................           --       4,500,003
  Current portion of long-term debt...............     5,915,058      7,285,401
                                                    ------------   ------------
   Total current liabilities......................    73,259,130     71,316,035
Long-term debt less current portion...............   153,622,089    150,874,753
                                                    ------------   ------------
   Total liabilities..............................   226,881,219    222,190,788
Shareholders' equity:
  Preferred stock, no par value; authorized
   10,000,000 shares; no shares issued and
   outstanding....................................                          --
  Common stock, no par value; authorized
   100,000,000 shares; issued and outstanding
   27,607,379 and 21,350,852 shares,
   respectively...................................   279,155,873    178,670,477
  Accumulated deficit.............................   (99,802,511)   (32,703,998)
  Cumulative translation adjustment...............        66,730        143,810
                                                    ------------   ------------
   Total shareholders' equity.....................   179,420,092    146,110,289
                                                    ------------   ------------
     Total liabilities and shareholders' equity...  $406,301,311   $368,301,077
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       THREE MONTHS                               NINE MONTHS
                                    ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                          ----------------------------------------- -----------------------------------------
                                           1997                                      1997
                                            (AS           1997                        (AS           1997
                                        ADJUSTED--   (AS PREVIOUSLY               ADJUSTED --  (AS PREVIOUSLY
                              1998      SEE NOTE 9)    REPORTED)        1998      SEE NOTE 9)    REPORTED)
                          ------------  -----------  -------------- ------------  -----------  --------------
Revenue.................   $59,829,325  $18,644,561   $20,565,622   $139,138,081  $37,358,084   $39,730,845
Cost of revenue.........    45,047,605   11,796,487    11,796,487     97,904,762   23,761,289    23,761,289
                          ------------  -----------   -----------   ------------  -----------   -----------
  Gross profit..........    14,781,720    6,848,074     8,769,135     41,233,319   13,596,795    15,969,556
Sales and marketing.....     9,711,141    4,672,415     4,672,415     42,803,858   10,213,879    10,213,879
General and
 administrative.........    15,679,984    2,326,765     2,489,913     32,764,736    5,169,012     5,169,012
Depreciation and
 amortization...........    10,306,197    2,202,694     1,177,887     25,174,316    3,168,041     2,019,163
                          ------------  -----------   -----------   ------------  -----------   -----------
  Operating income
   (loss)...............   (20,915,602)  (2,353,800)      428,920    (59,509,591)  (4,954,137)   (1,432,498)
Interest income.........       691,273      790,142       790,142      3,078,601    1,899,666     1,899,666
Interest expense........    (2,299,314)    (740,425)     (740,425)    (7,196,244)    (965,173)     (965,173)
Loss on disposal of
 asset..................       (11,174)         --            --        (443,131)         --            --
                          ------------  -----------   -----------   ------------  -----------   -----------
  Income (loss) from
   continuing operations
   before income taxes..   (22,534,817)  (2,304,083)      478,637    (64,070,365)  (4,019,644)     (498,005)
Provision for income
 taxes..................           --           --            --             --           --            --
                          ------------  -----------   -----------   ------------  -----------   -----------
  Income (loss) from
   continuing
   operations...........  $(22,534,817) $(2,304,083)  $   478,637   $(64,070,365) $(4,019,644)  $  (498,005)
  Discontinued
   operations;
  Loss from discontinued
   operations to the
   Resolution date......           --           --            --        (578,148)         --            --
  Income (loss) from the
   Resolution date to
   the date of disposal
   of discontinued
   operations...........           --           --            --      (2,450,000)         --            --
                          ============  ===========   ===========   ============  ===========   ===========
Net loss................  $(22,534,817) $(2,304,083)  $   478,637   $(67,098,513) $(4,019,644)  $  (498,005)
Per share loss-basic and
 diluted:
Continuing operations...  $      (0.82) $     (0.14)  $      0.03   $      (2.65) $     (0.28)  $     (0.03)
Discontinued
 operations.............           --           --            --    $      (0.12)         --            --
                          ------------  -----------   -----------   ------------  -----------   -----------
Total...................  $      (0.82) $     (0.14)  $      0.03   $      (2.77) $     (0.28)  $     (0.03)
Weighted average number
 of shares..............    27,370,763   16,846,271    16,846,271     24,190,916   14,396,661    14,396,661
                          ============  ===========   ===========   ============  ===========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                  SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)

                               COMMON STOCK                                 CUMULATIVE
                          ----------------------    STOCK     ACCUMULATED   TRANSLATION
                            SHARES     AMOUNT    SUBSCRIPTION   DEFICIT     ADJUSTMENT     TOTAL
                          ---------- ----------- ------------ ------------  ----------- ------------
December 31, 1995.......   8,824,834 $   315,000  $(300,000)  $ (1,394,774)  $    --    $ (1,379,774)
  Issuance of subscribed
   shares...............         --          --     300,000            --         --         300,000
  Purchase of assets of
   related entity.......         --          --         --      (2,464,028)       --      (2,464,028)
  Compensation under
   stock options
   issued...............         --       24,000        --             --         --          24,000
  Proceeds from sale of
   stock, net of costs..   4,000,000  50,439,595        --             --         --      50,439,595
  Stock options
   exercised............       4,625       8,186        --             --         --           8,186
  Net loss..............         --          --         --      (3,112,548)       --      (3,112,548)
                          ---------- -----------  ---------   ------------   --------   ------------
December 31, 1996.......  12,829,459  50,786,781        --      (6,971,350)       --      43,815,431
  Stock options
   exercised............     227,398     851,485        --             --         --         851,485
  Distribution
   agreement............     330,205   7,596,093        --             --         --       7,596,093
Acquisitions:
  ConQuest
   Telecommunication
   Services Corp........   4,488,935  71,917,228        --             --         --      71,917,228
  GTI Telecom, Inc......   2,580,001  34,259,820        --             --         --      34,259,820
  SmarTel
   Communications,
   Inc..................     714,286   9,494,290        --             --         --       9,494,290
  Cardinal Voicecard
   Limited..............     115,000   2,170,625        --             --         --       2,170,625
  Frontier Selected
   Assets...............      65,568   1,594,155        --             --         --       1,594,155
  Cumulative translation
   adjustment...........         --          --         --             --     143,810        143,810
  Net loss..............         --          --         --     (25,732,648)       --     (25,732,648)
                          ---------- -----------  ---------   ------------   --------   ------------
December 31, 1997 (As
 Restated--See Note 8)..  21,350,852 178,670,477        --     (32,703,998)   143,810    146,110,289
  Licensing agreement...     100,000   3,056,300        --             --         --       3,056,300
  USA Telecommunications
   Services, Inc........      81,302   2,500,037        --             --         --       2,500,037
  Litigation
   settlement...........     215,569   4,500,003        --             --         --       4,500,003
  Stock options
   exercised............     925,614   7,818,455        --             --         --       7,818,455
  SmarTel
   Telecommunications,
   Inc. acquisition.....     100,000   1,606,000        --             --         --       1,606,000
  Worldwide Direct, Inc.
   acquisition..........   2,715,000  43,496,553        --             --         --      43,496,553
  Private placement.....   1,751,824  29,999,986        --             --         --      29,999,986
  Distribution
   agreement............     343,336   7,088,630        --             --         --       7,088,630
  Minority investment in
   subsidiary...........      23,882     419,432        --             --         --         419,432
  Cumulative translation
   adjustment...........         --          --         --             --     (77,080)       (77,080)
  Net (Loss)............         --          --         --     (67,098,513)       --     (67,098,513)
                          ---------- -----------  ---------   ------------   --------   ------------
September 30, 1998......  27,607,379 279,155,873        --     (99,802,511)    66,730    179,420,092
                          ========== ===========  =========   ============   ========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          SMARTALK TELESERVICES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          NINE MONTHS ENDED SEPTEMBER 30,
                                      ------------------------------------------
                                          1998          1997           1997
                                      ------------  ------------  --------------
                                                    (AS RESATED   (AS PREVIOUSLY
                                                    SEE NOTE 9)     REPORTED)
Cash flows from operating
 activities:
 Net loss...........................  $(67,098,513) $ (4,019,644)  $   (498,005)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
 Depreciation.......................     4,515,025       433,378        433,378
 Amortization.......................    20,659,291     2,734,663      1,585,785
 Discontinued Operations............     1,035,000           --             --
 Provision for obsolete inventory...     2,065,556           --             --
 MDF impairment write-off...........     7,261,219           --             --
 Provision for bad debts............     9,782,272           276            276
 Loss on disposal of fixed assets...       443,131           --             --
 Sublease termination fee...........           --       (325,810)      (325,810)
 Changes in assets and liabilities
  which increase (decrease) cash:
  Accounts receivable...............   (22,469,576)   (2,667,337)    (2,667,337)
  Inventories.......................    (9,454,085)     (227,061)      (227,061)
  Receivable from related party.....     2,570,000           --             --
  Prepaid expenses..................      (864,510)   (3,277,229)    (3,277,229)
  Other current assets..............     4,021,925     1,202,037      1,202,037
  Other non-current assets..........    (4,314,917)     (726,039)      (726,039)
  Accounts payable..................     7,814,013    (3,903,643)    (3,903,643)
  Deferred revenue..................   (10,072,073)    2,048,514       (324,247)
  Accrued marketing costs...........    (1,343,333)     (136,931)      (136,931)
  Accrued interest..................    (2,103,916)          --             --
  Other accrued expenses............    10,010,890     2,987,397      2,987,397
  Deposit from customer.............           --     (4,060,958)    (4,060,958)
  Excise and sales tax payable......    (3,340,368)      711,116        711,116
                                      ------------  ------------   ------------
 Net cash used in operating
  activities........................   (50,882,969)   (9,227,271)    (9,227,271)
                                      ------------  ------------   ------------
Cash flows from investing
 activities:
 Cash paid for acquisitions, net of
  cash acquired.....................    (6,083,697)   (2,366,458)    (2,366,458)
 Proceeds from sale of discontinued
  operations........................     1,000,000           --             --
 Repayment of ACMI, L.L.C. note
  receivable........................     1,000,000           --             --
 Capital expenditures...............   (10,866,707)   (1,429,976)    (1,429,976)
 Minority investment in
  subsidiaries......................    (2,800,000)          --             --
 License fee........................    (3,000,000)          --             --
                                      ------------  ------------   ------------
 Net cash used in investing
  activities........................   (20,750,404)   (3,796,434)    (3,796,434)
                                      ------------  ------------   ------------
Cash flows from financing
 activities:
 Stock issued in private placement..    29,999,986           --             --
 Stock options exercised............     7,818,455       716,814        716,814
 Repayment of note payable to
  WorldCom..........................           --     (6,383,691)    (6,383,691)
 Repayment of long-term debt........    (3,129,405)          --             --
 Payment on debt issued for
  acquisition.......................           --    (20,614,686)   (20,614,686)
 Issuance of convertible debt, net
  of costs..........................           --    145,335,023    145,335,023
 Capital lease payments.............      (155,596)      (42,915)       (42,915)
 Payments on lines of credit........    (7,207,017)          --             --
                                      ------------  ------------   ------------
 Net cash provided by financing
  activities........................    27,326,423   119,010,545    119,010,545
                                      ------------  ------------   ------------
 Effect of currency exchange rate...       (77,080)          --             --
                                      ------------  ------------   ------------
Decrease in cash and cash
 equivalents........................   (44,384,030)  105,986,840    105,986,840
 Cash and cash equivalents at
  beginning of period...............    62,900,673    44,830,487     44,830,487
                                      ------------  ------------   ------------
 Cash and cash equivalents at end of
  period............................  $ 18,516,643  $150,817,327   $150,817,327
                                      ============  ============   ============
Supplemental disclosure of cash flow
 information:
 Cash paid for interest.............  $  9,353,217  $    675,205   $    675,205
                                      ============  ============   ============
 Issuance of stock for
  acquisitions......................  $ 55,110,652  $ 45,924,735   $ 46,375,629
                                      ============  ============   ============
 Issuance of debt for acquisitions..  $ 10,500,000  $ 20,614,686   $ 20,614,686
                                      ============  ============   ============
 Debt assumed at acquisition........  $  2,567,486  $        --    $        --
                                      ============  ============   ============
 Issuance of stock for litigation
  settlement........................  $  4,500,003  $        --    $        --
                                      ============  ============   ============
 Issuance of stock for licensing
  agreement.........................  $  3,056,300  $        --    $        --
                                      ============  ============   ============
 Issuance of stock for distribution
  agreement                           $  7,088,630  $        --    $        --
                                      ============  ============   ============
 Issuance of stock in private
  placement                           $ 29,999,986  $        --    $        --
                                      ============  ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 SMARTALK TELESERVICES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF INTERIM PRESENTATION

  The accompanying interim period consolidated financial statements have been prepared in accordance with the accounting treatment changes made as a result of the Company's restatement of its financial results for the year ended 1997 and for the first and second quarters of 1998 (see Note 8) and are unaudited, pursuant to certain rules and regulations of the Securities and Exchange Commission (the "Commission"), and include, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the results for the periods indicated; which adjustments, however, are not necessarily indicative of results which may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the financial statements, as restated, and the notes thereto for the year ended December 31, 1997 and other information included in SmarTalk TeleServices, Inc.'s ("SmarTalk" or the "Company") Annual Report on Form 10-K/A and Current Reports on Form 8-K, as filed with the Commission.

2. DISCONTINUED OPERATIONS

  On February 28, 1998 (the "Board Resolution Date"), the Company's board of directors adopted a plan to sell the Company's call center business located in Butler, Pennsylvania. In the first quarter of 1998, the Company recorded a charge for the losses associated with operating this business up to the Board Resolution Date and an estimated charge for operating this business from the Board Resolution Date through the anticipated disposition date plus the transaction costs associated with the sale of the business. On June 12, 1998 (the "Sale Date"), the Company sold the assets of the call center business for $1,000,000 in cash and a note receivable (the "Call Center Note"), of $19,067,995. Interest on the Call Center Note is 12% per annum and is payable quarterly beginning September 12, 1998. The principal on the Call Center Note is due on June 12, 1999 (unless this date is extended to June 12, 2000 by the obligor) or upon completion of a financing transaction in excess of $50,000,000 by the obligor. The assets of the obligor secure the Call Center Note. Due to the thinly capitalized financial position of the obligor and the resulting risk of collection, a valuation allowance was recorded against the Call Center Note approximately equal to the difference between the sales price and net book value of the tangible assets sold, or $14,684,978. No gain or loss was recorded on the transaction. Operations for the business from January 1, 1998 to the Sale Date and transaction costs associated with the disposal have been recorded against the reserve for discontinued operations.

  Summarized financial information for the discontinued operations is as follows:

                                                               FOR THE PERIOD
                                                             JANUARY  1, 1998 TO
                                                                JUNE 12, 1998
                                                             -------------------
                                                               (AS RESTATED--
                                                                 SEE NOTE 8)
       Revenues.............................................     $10,065,127
       Loss before income taxes.............................       3,028,148
       Net loss.............................................       3,028,148

                                                                  AS OF JUNE 12,
                                                                      1998
                                                                  --------------
                                                                  (AS RESTATED--
                                                                   SEE NOTE 8)
       Current assets............................................  $ 5,502,442
       Total assets..............................................   20,502,442
       Current liabilities.......................................      434,447
       Total liabilities.........................................      434,447
                                                                   -----------
       Net assets of discontinued operations.....................  $20,067,995
                                                                   ===========

  SmarTalk did not own the call center business at September 30, 1997.

3. LICENSING AGREEMENT

  On March 30, 1998, the Company entered into a new licensing agreement with AudioFax IP LLC to license certain voice-fax mailbox technology. The Company paid a one-time fee to license the technology until the patents expire in 2008. The fee is being amortized over the remaining life of the patent. Prior to this agreement, the Company licensed this technology by paying a per-card fee for cards containing voice-fax mailbox services.

4. ACQUISITIONS

  On March 23, 1998, the Company acquired the outstanding shares of USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular communications company. In consideration for the outstanding shares of DCN, the Company paid $1,500,000 in cash and issued 81,302 shares of Common Stock. This acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of the acquired business are included in the Company's consolidated financial results since the date of acquisition.

  On April 30, 1998, the Company acquired the outstanding shares of Canada Telecom Network, Inc., a Canadian prepaid calling card company ("CTN"). In consideration for the outstanding shares of CTN, the Company paid $3,000,000 in cash and $5,500,000 in a subordinated 7.5% per annum note which matures April 30, 2000. The note is payable in 24 monthly blended installments of principal and interest. This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated financial results since the date of acquisition.

  On June 10, 1998, the Company acquired the outstanding shares of Worldwide Direct, Inc., a Framingham, Massachusetts based prepaid cellular communications company ("Worldwide"). In consideration for the outstanding shares of Worldwide, the Company issued 2,715,000 shares of Common Stock. The Company restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition was accounted for using the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated financial results since the date of acquisition.

  The following unaudited pro forma summary presents the Company's combined financial results as if the 1998 acquisitions occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods.

                                              THREE MOS. ENDED NINE MOS. ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                    1998            1998
                                              ---------------- ---------------
       Revenue...............................   $ 59,829,325    $144,094,546
                                                ============    ============
       Net loss from continuing operations...   $(22,534,817)   $(67,530,925)
                                                ============    ============
       Net loss per share from continuing
        operations--basic and diluted........   $      (0.82)   $      (2.79)
                                                ============    ============

  The following unaudited pro forma summary presents the Company's combined results as if the 1997 acquisitions, as referenced in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, occurred at the beginning of the respective periods, after giving effect to certain adjustments including goodwill amortization, depreciation and interest expense. These pro forma results are not necessarily indicative of those that would have occurred had the acquisitions occurred at the beginning of the respective periods.

                                THREE MOS. ENDED NINE MOS. ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,
                                      1997            1997
                                ---------------- ---------------
                                 (AS ADJUSTED--  (AS ADJUSTED--
                                  SEE NOTE 9)      SEE NOTE 9)
       Revenue.................   $ 64,761,235    $ 75,824,550
                                  ============    ============
       Net loss................   $(10,715,747)   $(17,902,981)
                                  ============    ============
       Net loss per share--
        basic and diluted......   $      (0.50)   $      (0.84)
                                  ============    ============

5. REVENUE RECOGNITION

  The Company's revenue originates from: (i) Company and co-branded prepaid landline calling cards; (ii) sales of prepaid cellular phones, cellular calling cards, accessories and services; and (iii) sales of alternative products and services. The Company's products and services are distributed:
(i) through retailers; (ii) directly to consumers; and (iii) through alternative methods of distribution.

  Under the majority of agreements with retailers for prepaid landline calling cards, the Company sells cards to the retailer at a fixed price with normal credit terms. When the retailer is invoiced, deferred revenue is recorded. The Company recognizes revenue and reduces the deferred revenue account as the end user utilizes calling time or upon expiration of cards containing unused calling time, as applicable. The Company also records deferred revenue upon recharge of existing phone cards and recognizes such revenue upon usage or expiration of the recharge minutes.

  With respect to deferred revenue on the books of an acquired entity, the obligation to provide future service relating to unused minutes is revalued as of the date of acquisition. The fair value of the future service obligation represents management's best estimate of the cost to service acquired unused minutes plus a normal profit margin for this service element (such margin intended to cover indirect costs and provide a reasonable return). Deferred revenue is not recorded for acquired unused minutes for which no future usage is anticipated. The acquired deferred revenue obligation is periodically remeasured to reflect actual used and unused minutes which may vary from original estimates. A reduction in acquired deferred revenue is recorded based on actual minutes used during the post-acquisition period.

  Substantially all prepaid landline calling cards sold by the Company have expiration dates and expire as of that date, if never activated, or six months after the initial activation unless recharged. For calling cards that have no printed expiration date, revenue for unused minutes is recognized when the calling cards have been dormant for greater than 12 months.

  The Company's prepaid cellular phones and cellular calling cards are sold to major national retailers and through direct-response broadcast advertising on cable television. In its retail sales, the Company invoices the retailer upon shipment of the prepaid cellular phones, accessories and services and, in general, prepaid cellular calling cards. In some cases, prepaid cellular calling cards are sold on consignment to retailers, and the Company is then paid for the prepaid cellular calling card upon sale of the card by the retailer to the consumer. With respect to sales of its prepaid cellular products and services directly to consumers, the Company is paid in advance of shipment.

6. NOTE RECEIVABLE FROM ACMI, L.L.C.

  On June 19, 1998, the Company received payment for the ACMI, L.L.C. note receivable. The note receivable had a net book value of $2,234,763 on such date and the repayment amount was $1,000,000 in cash. Because this note was acquired through the ConQuest acquisition, the devaluation of the note was recorded as a reduction of goodwill. Additionally, the Company was required to release 106,816 shares of Common Stock that was held in escrow and used as collateral to secure the note. The value of these shares has previously been recorded as an increase to goodwill.

7. DIVIDENDS

  There were no dividends declared or paid during the nine months ended September 30, 1998 or during the same period in 1997.

8. RESTATEMENT

  On August 10, 1998, SmarTalk announced that the Company's management in conjunction with the Company's independent accountants, PricewaterhouseCoopers LLP ("PwC"), would investigate certain matters with regard to the Company's accounting treatment for deferred revenue recorded in conjunction with acquisitions that occurred during 1997, the restructuring reserve taken during the fourth quarter of 1997 and certain other items including the charge for acquired research and development in-process taken during the fourth quarter of 1997. As a result of the Company's investigation into these issues, the accompanying consolidated financial statements for the year ended 1997 and for the first and second quarters of 1998 were restated.

  In addition, the Company restructured its June 1998 acquisition of Worldwide to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the Company's restatement of its financial results for the quarter ended June 30, 1998 included changes made to reflect the treatment of the acquisition of Worldwide using the purchase method of accounting.

9. ADJUSTMENT

  As a result of the investigation described in Note 8, the Company in conjunction with PwC determined that certain amounts for the periods ended September 30, 1997 should be adjusted. As a result, the consolidated financial statements for the periods ended September 30, 1997 contained herein were adjusted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

GENERAL

  SmarTalk TeleServices, Inc. ("SmarTalk" or the "Company") is a leading provider of prepaid telecommunications and prepaid wireless products and services. SmarTalk was formed in October 1994 and had limited operations until June 1995. On October 23, 1996, the Company completed the sale of 4,000,000 shares of its stock in a public offering. The Company's common stock, no par value (the "Common Stock"), is listed on the NASDAQ National Market.

  SmarTalk provides convenient, easy-to-use and cost-effective telecommunications products and services to individuals and businesses primarily through the SmarTalk prepaid phone card (the "SmarTalk Card"). The SmarTalk Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's landline services currently include domestic calling, inbound and outbound international long distance calling, as well as enhanced features such as sequential calling, content delivery, speed dial and message delivery and on selected cards, voice and fax mail services. The SmarTalk Card may be recharged with a major credit card by calling SmarTalk's customer service department or, in select retail locations, at point of sale, allowing the user to add minutes as needed.

  SmarTalk also provides prepaid wireless products and services, including prepaid cellular phones and cellular calling cards. SmarTalk's current prepaid cellular product provides consumers a convenient cellular option with no contracts, no monthly fees, no credit checks and no security deposits. SmarTalk's prepaid cellular phones and cellular calling cards are marketed through television advertisements on national cable stations and sold at retail with "as seen on TV" packaging.

  SmarTalk's services are delivered through proprietary switching, application and database access software which run on interactive call processing platforms. The SmarTalk platforms and the Company's proprietary software allow users in the system to access SmarTalk services, and provide the Company with the flexibility to customize and add features to SmarTalk services on a platform-wide basis.

  SmarTalk's revenue originates from: (i) SmarTalk and co-branded prepaid landline calling cards; (ii) sales of prepaid cellular phones, cellular calling cards, accessories and services; and (iii) sales of alternative products and services. SmarTalk's products and services are distributed through: (i) retailers; (ii) directly to consumers; and (iii) alternative methods of distribution. The Company operates in a highly competitive market. Future revenues and earnings may be impacted by, among other factors, the Company's ability to address competition, its ability to sign new accounts, its ability to introduce new products, such as its prepaid cellular product offering, and its ability to integrate its operations successfully. In light of these and other factors discussed herein, the Company has engaged financial advisors to assist in evaluating its strategic alternatives.

  Under sales agreements with the majority of its retailers, the Company sells prepaid landline calling cards to the retailer at a set price. The Company generally invoices the retailer upon shipment of the prepaid landline calling cards. The Company also offers pay-on-sale and pay-on-activation programs to certain retailers whereby the retailers are invoiced upon sale to or activation by a retailer's customer, respectively. The Company anticipates that its pay-on-sale and pay-on-activation programs will be increasingly utilized by its retail customers. Deferred revenue is recorded when the retailer is invoiced. The Company recognizes revenue and reduces deferred revenue as the customer utilizes calling time or upon expiration of cards containing unused calling time ("breakage"). The Company also records deferred revenue upon recharge of existing prepaid calling cards and recognizes such revenue upon the usage or expiration of the recharge minutes. Call processing revenues are recognized as these services are rendered.

  The Company's prepaid cellular phones and cellular calling cards are sold to major national retailers and through direct-response broadcast advertising on cable television. In its retail sales, the Company invoices the retailer upon shipment of the prepaid cellular phones, accessories and services and, in general, prepaid cellular calling cards. In some cases, prepaid cellular calling cards are sold on consignment to retailers, and the Company is then paid for the prepaid cellular calling card upon sale of the card by the retailer to the consumer. With respect to sales of its prepaid cellular products and services directly to consumers, the Company is paid in advance of shipment.

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

  SmarTalk seeks to leverage its competitive advantages in implementing the key elements of its growth strategy, which include: (i) increasing penetration of retailers; (ii) increasing the productivity of individual retail accounts;
(iii) developing new products and services; and (iv) pursuing selected acquisitions.

   Sales and marketing expenses consist primarily of commissions and advertising costs. The Company pays commissions to its sales representatives based on sales to retailers. The Company also pays commissions to its sales representatives and retailers based on the number of minutes recharged on the SmarTalk Cards sold by each retailer. These commissions are capitalized and amortized based on customer usage. Advertising consists primarily of trade, consumer and cooperative ("co-op") advertising. Under the typical co-op advertising program, the Company provides advertising funds to retailers to promote sales of SmarTalk products and services. The amount of funds the Company provides in co-op advertising is based on a percentage of sales of SmarTalk products to retailers. Corporate advertising expense includes trade and consumer advertising, trade show expenses, promotional goods and the costs of providing to retailers the Company's turnkey merchandising materials and services.

  General and administrative expenses consist primarily of salaries and related benefits, sales and use taxes, rent, insurance, bank card processing fees and other general expenses. Sales and use taxes for the SmarTalk platforms are incurred based on customer usage of long distance minutes which are processed through the Company's platforms.

  Depreciation expense relates to purchased assets recorded at their fair values at the date of acquisition. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Expenditures for new property and equipment are recorded at cost and capitalized while expenditures for maintenance and repairs are charged against earnings as incurred. Amortization expense relates to costs in excess of the fair value of net assets acquired and is expensed on a straight-line basis over a period of two to twenty years.

  The Company completed the following acquisitions from January 1, 1997 to September 30, 1998 (the "Acquisitions"):

  Worldwide Direct, Inc. On June 10, 1998, SmarTalk acquired the outstanding shares of Worldwide. In consideration for the outstanding shares of Worldwide, SmarTalk issued 2,715,000 shares of Common Stock. The Company restructured this transaction to provide for the issuance of additional equity and/or debt securities based on the occurrence of certain conditions. As a result of this restructuring, the acquisition has been accounted for using the purchase method of accounting and the results of the acquired business have been included in the Company's consolidated results of operations from the date of acquisition.

  Canada Telecom Networks Inc. On April 30, 1998, SmarTalk acquired the outstanding shares of Canada Telecom Network, Inc. ("CTN"), a Canadian prepaid calling card company based in Montreal, Quebec. In consideration for the outstanding shares of CTN, SmarTalk paid $3,000,000 in cash and $5,500,000 in a subordinated 7.5% per annum note which matures April 30, 2000. The note is payable in 24 monthly blended installments of principal and interest. This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated financial results since the date of acquisition.

  USA Telecommunications Services, Inc. On March 23, 1998, the Company acquired the outstanding shares of USA Telecommunications Services, Inc. (d.b.a. The Debit Cellular Network) ("DCN"), a North Carolina based prepaid cellular communications company. In consideration for the outstanding shares of DCN, the Company paid $1,500,000 in cash and issued 81,302 shares of Common Stock. This acquisition was accounted for using the purchase method of accounting. Accordingly, the results of the acquired business are included in the Company's consolidated financial results since the date of acquisition.

  American Express Telecom, Inc. On December 31, 1997, SmarTalk acquired the outstanding shares of American Express Telecom, Inc. ("Amex Telecom"), a provider of prepaid calling products, including the FirstClass Phonecard(TM) sold through the U.S. Postal Service and the PhoneFunds(TM) card sold through the National Park Foundation, American Express Travel Service Offices ("AmEx TSOs"), and certain foreign exchange offices. In consideration for the outstanding shares of Amex Telecom, SmarTalk paid $44 million in cash, which was provided from SmarTalk's working capital, with a portion thereof held in escrow pending regulatory approval to Amex Telecom's sole stockholder, American Express Travel Related Services Company, Inc. ("Amex TRS"). Additionally, SmarTalk purchased a profit and cost sharing agreement between Amex Telecom and the United States Postal Service ("USPS"). The Amex Telecom acquisition secured for SmarTalk distribution rights to certain AmEx TSOs, distribution through the USPS and the National Park Foundation and an agreement with Amex TRS to be the exclusive provider of a co-branded prepaid calling card for Amex TRS. In addition, SmarTalk was granted exclusive access to the Amex TRS point-of-sale system for activation and recharge of prepaid phone cards. Under the purchase agreement, Amex TRS agreed to reimburse SmarTalk for the estimated unused minutes as of December 31, 1997.

  ConQuest Telecommunication Services Corp. On December 3, 1997, SmarTalk entered into an interim operating agreement with ConQuest Telecommunication Services Corp. ("ConQuest"), which transferred all risks and rewards from ConQuest to SmarTalk. SmarTalk assumed responsibility for operating the ConQuest business and the employees of ConQuest became employees of SmarTalk on this date. On December 31, 1997, SmarTalk acquired the outstanding shares of ConQuest. In consideration for the outstanding shares of ConQuest, SmarTalk issued approximately 4,500,000 shares of Common Stock. SmarTalk also assumed $6,139,679 of ConQuest's debt. Additionally, in connection with this acquisition SmarTalk paid $350,000 in cash in 1997 and issued 215,569 shares of Common Stock in January 1998 to obtain an agreement and mutual release from a group of individuals that had brought a lawsuit against ConQuest prior to the acquisition. ConQuest was a developer and marketer of prepaid calling cards and other enhanced telecommunication services and technology, including domestic and international calling services for the tour and travel industry. The acquisition of ConQuest added significantly to SmarTalk's technological infrastructure, customer base, platform operations and management infrastructure.

  Selected Assets of Frontier Corporation. On December 9, 1997, SmarTalk acquired selected assets (the "Frontier Selected Assets"), of the retail prepaid phone card business of Frontier Corporation, a New York corporation ("Frontier"). In consideration for the Frontier Selected Assets, SmarTalk paid $35 million in cash and issued 65,568 shares of Common Stock. The acquisition of the Frontier Selected Assets added to SmarTalk's size, scale and scope, and helped establish SmarTalk's presence on the East Coast.

  Cardinal Voicecard Limited. On August 13, 1997, SmarTalk issued 115,000 shares of Common Stock to purchase this Toronto, Ontario based company. This acquisition provided the Company with access to the Canadian marketplace and added to the Company's international distribution.

  GTI Telecom, Inc. On May 31, 1997, SmarTalk acquired the outstanding shares of GTI Telecom, Inc., a Florida corporation ("GTI"). In consideration for the outstanding shares of GTI, SmarTalk issued 2,580,001 shares of Common Stock and $26,500,000 in subordinated 10% per annum term notes which mature June 1, 2001 (the "GTI Notes"). $25,970,000 of the GTI Notes were repaid in September 1997 at $20,614,686. The difference of $5,355,314 was recorded as a reduction to goodwill. This acquisition expanded the Company's distribution and added human resource, technical and manufacturing infrastructure.

  SmarTel Communications, Inc. On May 28, 1997, SmarTalk acquired SmarTel Communications, Inc., a Boston, Massachusetts based prepaid promotions phone card corporation ("SmarTel"). In consideration for its acquisition of SmarTel, SmarTalk issued 714,286 shares of Common Stock.

  The Acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of the Acquisitions have been included in the Company's consolidated financial results since the date of acquisition.

                             RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997 (AS ADJUSTED)

  Revenue. Revenue increased to $59,829,325 for the quarter ended September 30, 1998 from $18,644,561 for the same period in 1997. The substantial increase in revenue reflects primarily the effect of the Acquisitions and an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and sales of the Company's pre-paid cellular products. Revenue attributable to the distribution and processing agreement was $4,541,849 for the quarter ended September 30, 1998 and $5,147,196 for the same period in 1997. In addition, 1.0% of total revenue for the quarter ended September 30, 1998 consisted of revenue recognized on the unused portion of expired cards (breakage revenue) as compared to .5% for the same period in 1997. Recharge revenue was $3,011,155 for the quarter ended September 30, 1998 as compared to $1,607,639 for the same period in 1997.

  Cost of Revenue. Cost of revenue increased to $45,047,605 for the quarter ended September 30, 1998 from $11,796,487 for the same period in 1997. The substantial increase was primarily attributable to the effect of the Acquisitions, greater use of the Company's services, and the addition of Universal Service fund charges. The gross profit percentage for the quarter ended September 30, 1998 was 24.7% as compared to 36.7% for the same period in 1997. The gross profit margin percentage decreased primarily due to the introduction of the Company's prepaid cellular products and the addition of Universal Service fund charges. Gross profit margins relating to the Company's prepaid cellular business are lower than the gross profit margins relating to the Company's traditional prepaid landline products.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $9,711,141 (16.2% of revenue) for the quarter ended September 30, 1998 from $4,672,415 (25.1% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions as well as the continued expansion of the Company's marketing activities, which include co-op advertising, consumer advertising, manufacturer's development funds and promotional goods.

  General and Administrative Expenses. General and administrative expenses increased to $15,679,984 (26.2% of revenue) for the quarter ended September 30, 1998 from $2,326,765 (12.5% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions as well as the addition of personnel and costs associated with the growth in the Company's business.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $10,306,197 (17.2% of revenue) for the quarter ended September 30, 1998 from $2,202,694 (11.8% of revenue) for the quarter ended September 30, 1997. The increase in dollar amount and percentage amount reflects the Company's Acquisitions during 1998 and 1997, as well as additional capital spending to support the overall growth of the business.

  Interest Income and Expense. Net interest expense for the quarter ended September 30, 1998 was $1,608,041 as compared to net interest income of $49,717 for the same period in 1997. This was primarily due to interest expense on the Company's subordinated debt that was issued September 17, 1997. Interest expense for the quarter ended September 30, 1998 and the same period in 1997 included $216,231 and $0, respectively, of debt issue costs and amortization.

  Income Tax. The Company had losses for the quarter ended September 30, 1998 and the same period in 1997. Accordingly, there was no provision for income taxes.

  Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were estimated at 270,098,328 for the quarter ended September 30, 1998 as compared to 91,207,466 for the same period in 1997. PIN activations were estimated at 5,070,132 and 1,770,574 for the quarter ended September 30, 1998 and the same period in 1997, respectively. These increases were due to increased usage of the Company's services and the effect of the Acquisitions.

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

  Net Loss. As a result of the above items, net loss increased to $22,534,817 ($.82 per share) for the quarter ended September 30, 1998 from $2,304,083 ($.14 per share) for the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997 (AS ADJUSTED)

  Revenue. Revenue increased to $139,138,081 for the nine months ended June 30, 1998 from $37,358,084 for the same period in 1997. The substantial increase in revenue reflects primarily the effect of the Acquisitions, an increase in usage of SmarTalk services by users of the SmarTalk Card, an increase in the number of retail storefronts in which the Company's product is distributed, greater brand awareness and consumer acceptance and sales of the Company's pre-paid cellular products. Revenue attributable to the distribution and processing agreement with WIC was $13,493,335 and $13,766,587 for the nine months ended September 30, 1998 and the same period in 1997, respectively. In addition, 2.7% of total revenue for the nine months ended September 30, 1998 consisted of breakage revenue as compared to 3.1% for the same period in 1997. Recharge revenue was $5,067,084 for the nine months ended September 30, 1998 as compared to $2,790,361 for the same period in 1997.

  Cost of Revenue. Cost of revenue increased to $97,904,762 for the nine months ended September 30, 1998 from $23,761,289 for the same period in 1997. The increase was primarily attributable to the effect of the Acquisitions, greater use of the Company's services, and the addition of Universal Service fund charges. The gross profit percentage for the nine months ended September 30, 1998 was 29.6% as compared to 36.4% for the same period in 1997. The gross profit margin percentage decreased primarily due to the introduction of the Company's prepaid cellular products, the addition of the Universal Service fund charges, the decrease in breakage revenue which has minimal cost of revenue associated with it. Gross profit margins relating to the Company's prepaid cellular business are lower than the gross profit margins relating to the Company's traditional prepaid landline products.

  Sales and Marketing Expenses. Sales and marketing expenses increased to $42,803,858 (30.8% of revenue) for the nine months ended September 30, 1998 from $10,213,879 (27.3% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions as well as the continued expansion of the Company's marketing activities, which include co-op, consumer advertising, manufacturer's development funds and promotional goods. The Company also paid a major retailer $2.5 million for entering into a long term agreement. This amount was expensed during the quarter ended March 31, 1998. In addition, the Company, in connection with the restatement of its financial statements for the period ended June 30, 1998, reassessed the collectibility of certain accounts receivable as of June 30, 1998. In connection with such reassessment, the Company revised its evaluation relating to the allowance for uncollectible accounts receivable and increased this allowance as well as wrote off accounts receivable in the aggregate amount of $10.9 million at June 30, 1998.

  General and Administrative Expenses. General and administrative expenses increased to $32,764,736 (23.5% of revenue) for the nine months ended September 30, 1998 from $5,169,012 (13.8% of revenue) for the same period in 1997. The increase in dollar amount and percentage of revenue was primarily due to the effect of the Acquisitions, as well as the addition of personnel and costs associated with the growth of the Company's business.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $25,174,316 (18.1%) of revenue for the nine months ended September 30, 1998 from $3,168,041 (8.5%) from the nine months ended September 30, 1997. The increase in dollar amount and percentage amount reflects the Company's Acquisitions during 1998 and 1997, as well as additional capital spending to support the overall growth of the business.

  Interest Income and Expense. Net interest expense for the nine months ended September 30, 1998 was $4,117,643 as compared to net interest income of $934,493 for the same period in 1997. This was primarily due to interest expense on the Company's subordinated debt that was issued September 17, 1997. Interest expense for the nine months ended September 30, 1998 and the same period in 1997 included $669,665 and $0, respectively, of debt issue costs and amortization.

  Income Tax. The Company had losses for the nine months ended September 30, 1998 and the same period in 1997. Accordingly, there was no provision for income taxes.

  Decremented Minutes and PIN Activations. Decremented minutes, which represent actual call traffic over the SmarTalk platforms, were 649,107,470 for the nine months ended September 30, 1998 as compared to 181,253,093 for the same period in 1997. PIN activations were 12,945,032 for the nine months ended September 30, 1998 as compared to 2,901,076 for the same period in 1997. These increases are due to increased usage of the Company's services and the effect of the Acquisitions.

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

  Net Loss. As a result of the above items, net loss increased to 67,098,513 ($2.77 per share) for the nine months ended September 30, 1998 as compared to $4,019,644 ($.28 per share) for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  On July 9, 1998, the Company completed a private placement of 1,751,824 shares of its Common Stock, realizing proceeds before transaction costs of $29,999,986. On August 28, 1998, the terms of the private placement were restructured. In the event that the Company's Common Stock trades below the initial purchase price during specified periods, the Company will be obligated to issue up to $18,500,000 of additional Common Stock for no additional consideration. In addition, the Company granted an option exercisable for a period of two years commencing March 1, 1999 in connection with the private placement pursuant to which an additional $20,000,000 of the Company's Common Stock may be purchased. In the event the aggregate amount of Common Stock issued by the Company pursuant to the private placement would exceed 20% of the Company's total outstanding shares as of July 9, 1998 (the "20% Threshold"), as a result of either the exercise of the option or the initial purchase price adjustment, the Company would be required to obtain shareholder approval of the private placement or issue a note in a principal amount equal to the value of the Common Stock that otherwise would exceed the 20% Threshold. The Company has used and expects to continue to use the proceeds from this private placement to accelerate its entry into the prepaid cellular market and for general corporate purposes.

  As of July 1, 1998, the Company issued a promissory note in the amount of $5,000,000 and agreed to issue 1,000,000 shares of Common Stock to acquire a distribution arrangement with a former distributor of Worldwide and certain contractual relationships. The arrangement also provides for the issuance of additional equity and/or debt securities upon the occurrence of certain conditions.

  On June 10, 1998, the Company issued 2,715,000 shares of Common Stock to purchase Worldwide.

  On April 30, 1998, the Company paid $3,000,000 in cash and $5,500,000, in a subordinated 7.5% per annum note which matures April 30, 2000, to purchase CTN. The principle and interest due on this note is secured by a stand-by letter of credit.

  On March 23, 1998, the Company paid $1,500,000 in cash and issued 81,302 shares of Common Stock to purchase DCN.

  On December 31, 1997, the Company issued 4,488,935 shares of Common Stock to purchase ConQuest.

  On December 31, 1997, the Company paid $44,000,000 in cash to purchase Amex Telecom.

  On December 9, 1997, the Company paid $35,000,000 in cash and issued 65,568 shares of Common Stock to purchase selected retail assets of Frontier's prepaid phone card business.

  In November, 1997, the Company paid $1,000,000 in cash and issued 326,531 shares of Common Stock to acquire a certain distribution agreement. In December, 1997, the Company issued an additional 3,674 shares of Common Stock for a referral associated with the distribution agreement.

  On September 17, 1997, the Company issued 5 3/4% per annum convertible subordinated notes due September, 2004, in an aggregate principal amount of $150,000,000 (the "Notes"). The net proceeds to the Company from the Notes offering (after deducting the underwriting discounts and other expenses) was $144,946,319. Interest on the Notes is payable semi-annually on March 15 and September 15 of each year commencing March 15, 1998.

  On August 6, 1997, ConQuest entered into a revolving credit facility with Star Bank, N.A. ("Star Line of Credit"). Pursuant to the terms of the Star Line of Credit, ConQuest could borrow up to $9,500,000 as secured by various accounts receivable. Interest is based on the ninety-day LIBOR plus one percent. This credit facility was assumed by the Company upon the acquisition of ConQuest and had an outstanding balance of $7,193,575 at April 27, 1998. This credit facility was paid in full and terminated on April 27, 1998.

  In December 1996, the Company entered into a revolving credit facility with Southern California Bank ("SCB Line of Credit"). Pursuant to the terms of the SCB Line of Credit, the Company can borrow up to $1,000,000 secured by an assignment of a deposit account with Southern California Bank. Interest on the outstanding principal balance, calculated from the date of each advance to the repayment of each advance is at a fixed rate of 7.12%. This credit facility was undrawn at September 30, 1998.

  Throughout 1997 to September 30, 1998, the Company has paid approximately $99,000,000 in cash, assumed approximately $31,644,686 for acquisition indebtedness and has issued approximately 13,600,000 shares of Common Stock for the Acquisitions, investments, distribution and licensing agreements.

  From inception through September 30, 1998, the Company has funded operations primarily from borrowings under its debt agreements and the sale of Common Stock. The Company's operating activities used net cash of $50,882,969 for the nine months ended September 30, 1998. The cash used by operating activities is primarily attributable to the Company's continued efforts to increase its penetration of the retail and alternate distribution channels.

  Short-term and long-term funding needs for SmarTalk relate principally to acquisitions, additional market penetration, liquidity, operations and capital expenditures. These requirements principally have been met through the proceeds of the initial public offering in October 1996, the Notes offering in September 1997 and the private placement in July 1998. The following table sets forth selected financial data from the consolidated statements of cash flows.

                                           CASH (USED IN) PROVIDED BY:
                                      ----------------------------------------
   NINE MONTHS ENDED SEPTEMBER 30,     OPERATIONS    INVESTING     FINANCING
   -------------------------------    ------------  ------------  ------------
   1998.............................. $(50,882,969) $(20,750,404) $ 27,326,423
   1997(As Adjusted(1)).............. $ (9,227,271) $ (3,796,434) $119,010,545

  Working capital, current assets and current liabilities are illustrated in the table below:

                                           CURRENT      CURRENT      WORKING
                                            ASSETS    LIABILITIES    CAPITAL
                                         ------------ ------------ ------------
   September 30, 1998................... $ 76,815,104 $ 73,259,130 $  3,555,974
   December 31, 1997(As Restated(2)).... $106,626,281 $ 71,316,035 $ 35,310,246

--------
(1) See Note 9 to the Company's consolidated financial statements.

(2) See Note 8 to the Company's consolidated financial statements.

  The ability of the Company to satisfy its cash requirements is dependent in part on the Company's ability to timely collects its accounts receivable. In addition, as indicated above, the Company has been required to rely on external financing sources for its operations and investment activities. The Company requires additional external financing to fund its continuing operations and any expansion activities. The Company currently is in discussions with various potential financing sources. There can be no assurances that the Company will be able to obtain such financing or that, if obtained, such financing would be on favorable terms. The inability to obtain required financing on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has engaged financial advisors to assist it in evaluating its strategic alternatives.

IMPACT OF INFLATION

  SmarTalk does not consider inflation to have had a material impact on the results of operations for the nine months ended September 30, 1998 and the same period in 1997.

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

  Since July 23, 1998, 20 class actions have been filed against the Company and certain current and former members of its management and board of directors in state and Federal courts alleging violations of state and Federal securities laws with respect to certain alleged misrepresentations and/or omissions in regard to the Company's projected and actual revenues and earnings. These lawsuits seek unspecified damages on behalf of certain classes of persons who purchased the Company's securities during periods between May, 1997 and August, 1998. The complaints generally allege that the Company made material misrepresentations and omissions in regard to the Company's projected and actual revenues and earnings. Although the Company intends to defend against these lawsuits vigorously, it is not feasible to predict or determine the final outcome of these proceedings at this time. An unfavorable outcome with respect to any one or all of these proceedings could have a material adverse effect on the Company's financial condition and results of operations.

  In addition to the pending class action complaints discussed above, on November 5, 1998, the Company was also named as a nominal defendant in a derivative action purportedly brought on its behalf by a shareholder of the Company. Certain current and former officers and directors of the Company were named individually as defendants in this action. The allegations against the individual defendants include intentional and negligent breaches of fiduciary duty, waste of corporate assets, constructive fraud, gross mismanagement and breach of contract. Plaintiff seeks no recovery from the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In June, 1998, the Company issued 106,816 shares of Common Stock pursuant to an agreement reached in conjunction with a previous acquisition. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

  In July, 1998, the Company issued 1,751,824 shares of Common Stock in a private placement. The shares were issued in reliance upon the exemption from registration provided for under Section 4(2) of the Act.

  In July, 1998, the Company granted an option to purchase shares of Common Stock having an aggregate purchase price of up to $20 million. The Company issued these unregistered securities in reliance upon Section 4(2) of the Act.

  In July, 1998, the Company issued 343,336 shares of Common Stock pursuant to the acquisition of a certain distribution agreement. The Company issued these unregistered securities in reliance upon Section 4(2) of the Act.

  In July, 1998, the Company issued 23,882 shares of Common Stock pursuant to an investment. The Company issued these unregistered securities in reliance upon Section 4(2) of the Act.

  In July, August and September of 1998, the Company granted 182,500 options to purchase Common Stock to certain officers and employees of the Company and certain other persons in consideration for their services. These unregistered securities were issued by the Company in reliance upon Section 4(2) of the Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

  Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

ITEM 5. OTHER INFORMATION

  Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K.

      10.1 Employment Agreement with Victor Grillo, Jr.

      10.2 Employment Agreement with Wayne Wooddell.

      27.1 Financial Data Schedule.

  (b) Current Reports on Form 8-K.

    SmarTalk filed a Current Report on Form 8-K on August 13, 1998 pertaining to its press release dated August 10, 1998, containing item 5 and item 7(c)
exhibit 99.1.

    SmarTalk filed a Current Report on Form 8-K on September 11, 1998 pertaining to its agreement to amend the subscription agreement between SmarTalk and Fletcher International, Inc., containing item 5 and item 7(c)
exhibit 99.1.

    SmarTalk filed a Current Report on Form 8-K on October 23, 1998 pertaining to its press release dated October 22, 1998, containing item 5 and item 7(c)
exhibit 99.1.

    SmarTalk filed a Current Report on Form 8-K on November 6, 1998 pertaining to its press release dated November 6, 1998, containing item 5 and exhibit 99.1.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Smartalk Teleservices, Inc.
                                          (Registrant)

                                                 /s/ Wayne Wooddell
                                          -------------------------------------
                                          Wayne Wooddell
                                          Vice President and Chief Financial
                                           Officer
Date: November 16, 1998

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER                                     DESCRIPTION
 -------                                    -----------
 10.1    Employment Agreement with Victor Grillo, Jr.
 10.2    Employment Agreement with Wayne Wooddell.
 27.1    Financial Data Schedule.